Form 10QSB
period 2007-03-31
Oak Ridge Financial Services, Inc.
filed 2007-05-15
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File No:

OAK RIDGE FINANCIAL SERVICES, INC.

(Exact name of small business issuer in its charter)

North Carolina	56-2149229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 2 2211 Oak Ridge Road Oak Ridge, North Carolina	27310
(Address of principal executive offices)	(Zip Code)

(336) 644-9944

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, no par value	1,790,224 shares
Class	Outstanding at May 2, 2007

On May 8, 2007, Oak Ridge Financial Services, Inc., the holding company for Bank of Oak Ridge, filed a From 8-K with the Securities Exchange Commission pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Prior to the reorganization of Bank of Oak Ridge into holding company form (the “Reorganization”), Bank of Oak Ridge filed all reports required by the Exchange Act with the FDIC. At March 31, 2007, the Reorganization had not been consummated. As a result, this Form 10-QSB relates only to the Bank of Oak Ridge.

Bank of Oak Ridge

Balance Sheets

March 31, 2007 and December 31, 2006

(Dollars in thousands – except share data)

	(Unaudited) March 31, 2007	(Audited) December 31, 2006
Assets

Cash and due from banks	$5,835	$4,332
Interest-bearing deposits with banks	190	782
Federal funds sold	1,338	6,798
Trading assets	23,407	—
Securities available-for-sale	—	23,403
Securities held-to-maturity (fair value of $1,532 in 2006)	—	1,613
Federal Home Loan Bank Stock, at cost	1,161	1,133
Loans, net of allowance for loan losses of $1,795 in 2007 and $1,704 in 2006	167,716	157,723
Property and equipment, net	5,425	5,022
Accrued interest receivable	1,029	962
Bank owned life insurance	4,146	4,107
Other assets	1,318	1,261

Total assets	$211,565	$207,136

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$15,450	$13,745
Interest-bearing	162,610	158,540

Total deposits	178,060	172,285
Short-term debt	—	1,500
Long-term debt	16,000	16,000
Accrued interest payable	497	447
Other liabilities	431	451

Total liabilities	194,988	190,683

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $3 par value; 20,000,000 shares authorized; 1,790,224 and 1,790,174 shares issued and outstanding in 2007 and 2006, respectively	5,370	5,370
Surplus	10,450	10,450
Retained earnings	757	978
Accumulated other comprehensive loss	—	(345)

Total stockholders’ equity	16,577	16,453

Total liabilities and stockholders’ equity	$211,565	$207,136

See Notes to Unaudited Financial Statements

Statements of Operations

Three months ended March 31, 2007 and 2006 (unaudited)

(Dollars in thousands except per share data)

	Three months ended March 31,
	(Unaudited) 2007	(Unaudited) 2006
Interest income
Loans and fees on loans	$3,386	$2,455
Federal funds sold	42	65
Interest on deposits in banks	7	1
Federal Home Loan Bank Stock Dividends	16	14
Taxable investment securities	—	322
Trading account securities	264	—

Total interest income	3,715	2,857

Interest expense
Deposits	1,724	1,153
Short-term and long-term debt	216	184

Total interest expense	1,940	1,337

Net interest income	1,775	1,520

Provision for loan losses	86	116

Net interest income after provision for loan losses	1,689	1,404

Noninterest income
Service charges on deposit accounts	119	99
Mortgage loan origination fees	104	70
Investment and insurance commissions	142	234
Fee income from accounts receivable financing	39	44
Income earned on bank owned life insurance	39	38
Gain on trading activity	89	—
Other service charges and fees	47	28

Total noninterest income	579	513

Noninterest expense
Salaries and employee benefits	1,092	869
Occupancy expense	128	123
Equipment expense	133	125
Data and item processing	73	61
Professional and advertising	219	239
Stationary and supplies	44	39
Telecommunications expense	62	33
Other expense	263	101

Total noninterest expense	2,014	1,590

Income before income taxes	254	327
Income tax expense	82	—

Net income	$172	$327

Basic earnings per share	$0.10	$0.18

Diluted earnings per share	$0.09	$0.18

Basic weighted average shares outstanding	1,790,177	1,789,505

Diluted weighted average shares outstanding	1,855,279	1,851,256

See Notes to Unaudited Financial Statements

Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three months ended March 31, 2007 and 2006 (unaudited)

(In thousands except shares of common stock)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	1,789,499	$5,368	$10,445	$(281)	$(389)	$15,143

Comprehensive income
Net income	—	—	—	327	—	327
Net change in unrealized loss on investment securities available-for-sale, net of tax benefit of $37	—	—	—	—	(54)	(54)

Total comprehensive income						273
Issuance of common stock	500	2	3	—	—	5

Balance, March 31, 2006	1,789,999	$5,370	$10,448	$46	$(443)	$15,421

Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income	—	—	—	172	—	172

Total comprehensive income						172
Cumulative effect of a change in accounting principle				(393)	345	(48)
Issuance of common stock	50	—	—	—	—	—

Balance, March 31, 2007	1,790,224	$5,370	$10,450	$757	$—	$16,577

See Notes to Unaudited Financial Statements

Statements of Cash Flows

Three months ended March 31, 2007 and 2006 (Unaudited)

(In thousands)

	(Unaudited) 2007	(Unaudited) 2006
Cash flows from operating activities
Net income	$172	$327
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	131	126
Provision for loan losses	86	116
Increase in cash value of bank owned life insurance	(39)	(38)
Deferred income tax benefit	41	(240)
Income taxes payable	—	—
Amortization of discount on securities, net	13	17
Changes in assets and liabilities:
Trading assets	(89)	—
Accrued interest receivable	(67)	(108)
Other assets	(65)	(18)
Accrued interest payable	50	35
Other liabilities	(20)	(149)

Net cash provided by operating activities	213	68

Cash flows from investing activities
Net decrease in federal funds sold	5,460	3,347
Activity in trading securities:
Maturities	800	—
Principal payments	804	—
Activity in available-for-sale securities:
Maturities	—	908
Activity in held-to-maturity securities:
Maturities	—	37
Purchases of restricted equity securities	(28)	(76)
Net increase in loans	(10,079)	(6,739)
Purchases of property and equipment	(534)	(99)

Net cash used in investing activities	(3,577)	(2,622)

Cash flows from financing activities
Net increase in deposits	5,775	4,616
Proceeds from issuance of debt	—	6,200
Repayment of borrowings	(1,500)	(6,200)
Issuance of common stock, net of related costs	—	5

Net cash provided by financing activities	4,275	4,621

Net increase (decrease) in cash and cash equivalents	911	2,067

Cash and cash equivalents, beginning	5,114	1,453

Cash and cash equivalents, ending	$6,025	$3,520

Supplemental disclosure of cash flow information
Interest paid	$1,890	$1,302

Taxes paid	$16	$—

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$—	$114

See Notes to Unaudited Financial Statements

Notes to Unaudited Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Bank of Oak Ridge (the “Bank”) was incorporated on April 6, 2000 as a North Carolina-chartered commercial bank, and opened for business on April 10, 2000. Our deposits are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Bank Insurance Fund to the maximum amount permitted by law. Our operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in the Bank’s market, which is defined as the Piedmont Triad area in North Carolina. The Bank offers a wide range of banking services, including checking, certificates of deposit, savings accounts, commercial and consumer loans and mortgages. The Bank also generates certificates of deposit on the Internet through the advertising of our deposit rates on Index Powered Financial Services, LLC’s Qwick-Rate CD Clearinghouse.

The Bank’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses, such as salaries and related expenses.

The accounting and reporting policies of the Bank follow generally accepted accounting principles and general practices within the financial services industry.

The unaudited financial statements of the Bank have been prepared in accordance with instructions from Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 filed on form 10-KSB.

The Bank defines cash equivalents as cash and due from banks and interest-bearing deposits with banks.

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. Earnings Per Share

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Notes to Unaudited Financial Statements

Note 3. Critical Accounting Policies

The Bank’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited financial statements included in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2006 contain a summary of its significant accounting policies. Management believes the Bank’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Bank considers the policies related to those areas as critical.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Note 4. Stock-based Compensation

The Bank has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100 percent of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

Notes to Unaudited Financial Statements

Note 4. Stock-based Compensation, continued

Activity under the Bank plans during the three months ended March 31, 2007 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2006	950	177,187	3	178,934

Additional options made available
Granted	—	—	—	—
Exercised	—	(50)	—	—
Forfeited	200	(200)	—	—
Expired	—	—	—	—

Balance, March 31, 2007	1,150	176,937	3	178,934

The intrinsic value and the cash received from the options exercised during the three months ended March 31, 2007 was $40 and $560, respectively.

A stock option may be exercised, in whole or in part, by giving written notice of exercise to the Corporate Secretary of the Bank, or such other officer of the Bank as the Committee shall designate, specifying the number of shares to be purchased along with payment in full of the exercise price. The Committee may, in the relevant award agreement, also permit a participant (either on a selective or group basis) to simultaneously exercise stock options and sell the shares of common stock thereby acquired, and use the proceeds from such sale as payment of the exercise price of such stock options. Payment instruments shall be received by the Bank subject to collection. The proceeds received by the Bank upon exercise of any stock option may be used by the Bank for general corporate purposes.

Information regarding the stock options outstanding at March 31, 2007 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	102,888	4.08 Years	$8.80	$329
$10.00-10.39	142,606	7.42 Years	$10.00	285
$10.40-11.20	110,377	7.30 Years	$10.72	141

	355,871	6.42 Years	$9.88	$755

Notes to Unaudited Financial Statements

Note 5. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a consistent framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 among other things requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.
Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3 -	Instruments whose significant value drivers are unobservable.

The Bank adopted SFAS No. 157 in the first quarter of 2007. Listed below are disclosures related to SFAS No. 157:

	Fair Value Measurements at March 31, 2007
Description	Fair Value Measurements 3/31/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Trading securities	$23,407	$23,407	$—	$—

As of March 31, 2007, the Bank elected the fair value option under SFAS No. 157 for its trading assets, securities available-for-sale and securities held-to-maturity. The change in the fair value for the 3-month period ended March 31, 2007 for trading assets was $89,000. This change was included in current period earnings.

Any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Prior to our early adoption of SFAS No. 159, the majority of the securities in our portfolio had been classified as available-for-sale, while no securities were classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. In contrast, any change in market value of trading securities during the period is reflected in current period income. Generally, falling interest rates will increase the market values of securities, thus enhancing the amounts recorded as gains or reducing losses, while rising rates will have the opposite effect. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its maturity date.

Notes to Unaudited Financial Statements

Note 5. Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS Statement No. 115. This statement permits, but does not require, entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Bank on January 1, 2008. Earlier adoption is permitted as of January 1, 2007 if the Bank also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Bank did adopt SFAS No. 159 as of January 1, 2007. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its entire available-for-sale and held-to-maturity securities portfolio consisting of government sponsored enterprise and mortgage-backed securities with a fair market value of January 1, 2007 of $25.0 million. Listed below are the financial details of the early adoption of SFAS No. 159:

•	As of January 1, 2007, the Bank elected the fair value option for its entire securities portfolio which had a fair market value of $25.0 million as of that date;

•	As a result of the above election, the Bank’s entire securities portfolio was reclassified from available-for-sale and held-to-maturity categories to the trading category;

•	The initial adoption of SFAS No. 159 had a minimal negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Bank’s held-to-maturity category to the trading category;

•	The cumulative-effect adjustment of $393,000, representing the unrealized loss on the Bank’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of Retained Earnings, on January 1, 2007; and

•	First quarter 2007 net income includes a pre-tax gain of $89,000, representing the change in fair value from January 1, 2007 to March 31, 2007 of the $23.4 million of securities measured under SFAS No. 159.

Sometime in the second quarter of 2007, the Bank plans to sell its entire investment securities portfolio and reinvest the proceeds of the sale in a different securities portfolio. The Bank believes its early adoption of the accounting standard will have a positive impact on its ability to manage the interest rate risk on its balance sheet by lengthening the duration of its portfolio, and will simplify the accounting for its investment portfolio by reducing the number of purchased securities from what it presently owns. Adoption of the accounting standard will potentially benefit interest income, net income and basic and diluted earnings per share during the remainder of 2007 and future periods.

On January 1, 2007, the Bank adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Notes to Unaudited Financial Statements

Note 5. Recent Accounting Pronouncements, continued

There was no cumulative effect adjustment on adoption of FIN 48. Accordingly, the Bank had no unrecognized tax benefits or associated interest or penalties at adoption or at March 31, 2007. Years ending December 31, 2003 through December 31, 2006 remain open for audit for all major jurisdictions. The Bank’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

The Bank’s assets increased from $207.1 million to $211.6 million, up $4.5 million, or 2 percent, from December 31, 2006 to March 31, 2007. The majority of the increase in assets was due to increases in net loans, cash and due from banks, and trading assets; offset by decreases in securities available-for-sale and held-to-maturity securities, and federal funds sold. The increase in trading assets and decreases in available-for-sale and held-to-maturity securities were due to the Bank’s early adoption of SFAS No. 159 and No. 157.

Loans

Net loans totaled $167.7 million at the end of the 2007 first quarter, up $10.0 million, or 6 percent, from $157.7 million at December 31, 2006. The average yield on loans was 8.23 percent for the 2007 first quarter, up 52 basis points from 7.71 percent for the same period in 2006.

Investments

Investments, which consist of interest-bearing deposits with banks, federal funds sold, trading assets, securities available-for-sale and held-to-maturity, and Federal Home Loan Bank stock, totaled $26.1 million at the end of the 2007 first quarter, down $7.6 million, or 23 percent, from $33.7 million at December 31, 2006. The biggest component of the total decline was a $5.5 million decline in federal funds sold, with the majority of the remaining net decrease of $1.6 million in trading assets, securities available-for-sale, and securities held-to-maturity. The average yield on investments was 4.48 percent for the 2007 first quarter, up 10 basis points from 4.38 percent for the 2006 first quarter.

Deposits

Deposits totaled $178.1 million at the end of the 2007 first quarter, up $5.8 million, or 3 percent, from $172.3 million at December 31, 2006. The increase in deposits assisted in funding the bank’s loan growth. The average cost of interest-bearing deposits was 4.37 percent for the 2007 first quarter, up 77 basis points from 3.60 percent for the 2006 first quarter.

Borrowings

Borrowings totaled $16.0 million at the end of the 2007 first quarter, down $1.5 million, or 9 percent, from $17.5 million at December 31, 2006. The average cost of other borrowings was 5.30 percent for the 2007 first quarter, up 76 basis points from 4.54 percent for the 2006 first quarter.

Stockholders’ Equity

Stockholders’ equity totaled $16.6 million at the end of the 2007 first quarter, up $100,000, or 1 percent, from $16.5 million at December 31, 2006. Part of the increase resulted from net income of $172,000, with the remaining increase due to the early adoption of SFAS No. 159. The early adoption had a negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Bank’s securities from the held-to-maturity category to the trading category. Additionally, the cumulative-effect adjustment of $393,000, representing the unrealized loss on the Bank’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of retained earnings, on January 1, 2007.

Nonperforming Assets

Nonaccrual and accruing loans greater than 90 days past due totaled $649,000 at March 31, 2007, up $296,000, or 84 percent, from $353,000 at December 31, 2006. Approximately $518,000 of the total outstanding balance of nonaccrual and accruing loans greater than 90 days is to one borrower secured by a 1-4 family residence. The Bank has foreclosed and sold the residence, and is in the process of collecting the remaining balance from a willing and able guarantor. No loss is expected on this loan. The remaining $131,000 of the total outstanding balance of nonaccrual and accruing loans greater than 90 days are two loans secured by 1-4 family residences that are in the process of foreclosure. No loss is expected on the disposition of these loans. Therefore, management believes that the loan loss reserves allocated to these loans are adequate to cover any anticipated losses. Nonperforming loans to total loans were 0.38 percent and 0.22 percent at March 31, 2007 and December 31, 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results for the three months ended March 31, 2007 and 2006

Net Income.

The Bank recorded net income of $172,000 and $327,000 for the three months ended March 31, 2007 and 2006, respectively.

Net Interest Income

The Bank’s net interest income in the first quarter of 2007 was $1.8 million, up $255,000, or 17 percent, from $1.5 million in the first quarter of 2006. The net interest margin in the first quarter of 2007 was 3.71 percent, compared with 3.76 percent for the same period in 2006. The 5 basis point decrease in the net interest margin in the first quarter of 2007 over the same period in 2006 is primarily a result of a 69 basis point increase in earning asset yields, offset by a 75 basis point increase in funding costs. Average interest-earning assets increased $30.0 million, and average interest-bearing liabilities increased $30.1 million from the first quarter of 2006 to the same period in 2007.

Provision for Loan Losses

The provision for loan losses decreased to $86,000 for the three months ended March 31, 2007 compared to $116,000 for the same period in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The primary reason for the decreased provision from 2006 to 2007 was a decrease in the allowance for loan losses from 1.17 percent to 1.07 percent of loans from March 31, 2006 to March 31, 2007, respectively. The decrease in the allowance for loan losses to total loans was based on our assessment of the strong credit quality of the Bank’s current loan portfolio as well as a low level of charge offs in the last three fiscal years. The allowance for loan losses to total loans was 1.06, 1.07 and 1.17 percent at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Noninterest Income

Noninterest income totaled $579,000 for the 2007 first quarter, up $66,000, or 13 percent, from $513,000 for the 2006 first quarter. Increases from 2006 to 2007 in service charges on deposit accounts, mortgage loan origination fees, income earned on bank owned life insurance, gain on trading activity, and other noninterest income of $20,000, $34,000, $1,000, $89,000 and $19,000, respectively, accounted for the majority of the total increase in noninterest income. These increases were offset by decreases in investment and insurance commissions and fee income from accounts receivable financing of $92,000 and $5,000, respectively. The increase in gain on trading activity was a result of the Bank’s early adoption of SFAS No. 159 on January 1, 2007. The large decrease in investment and insurance commissions from 2006 to 2007 was partly due to the Bank’s financial advisors and their administrative team focusing on the successful conversion to a new broker-dealer that occurred in early March of 2007.

Noninterest Expense

Noninterest expense totaled $2.0 million for the 2007 first quarter, up $424,000, or 27 percent, from $1.6 million for the 2006 first quarter. Salaries and employee benefits increased $223,000, or 26 percent, to $1.1 million compared to the first quarter of 2006, due to a higher number of bank employees required to support the Bank’s growth as well as the 6.5 hours per week increase in operating hours that occurred in October of 2006 in conjunction with the introduction of the Bank’s “Open Early, Open Late” and “6-Day Branch Banking at all Locations” strategies. Additionally, the Bank opened its fourth banking office in June of 2006. The employees associated with this location also contributed to the increase in salaries and employee benefits from 2006 to 2007. Other expense increased $162,000, or 160 percent, to $263,000 compared to the first quarter of 2006, largely due to increases in director’s fees, insurance expense, charitable contributions, employee related activities, and deposit account charge offs. Telecommunications expense increased $29,000, or 88 percent, to $62,000 compared to the first quarter of 2006, largely due to the Bank’s continuing investment in increased bandwidth to make employees more efficient and productive. Monetary increases in the remaining noninterest expense categories were not significant. Professional and advertising expenses decreased $20,000, or 8 percent, to $219,000 compared to the first quarter of 2006, largely due to lower advertising expenditures in the first quarter of 2007 compared to the same period in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This form contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Bank’s other filings with the Federal Deposit Insurance Corporation. The Bank undertakes no obligation to update any forward-looking statements.

Item 3. Controls and Procedures

The Bank’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Bank (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Bank’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bank in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Bank in such reports is accumulated and communicated to the Bank’s management, including the Chief Executive Officer and the Chief Financial Officer of the Bank, as appropriate to allow timely decisions regarding required disclosure excluding one issue related to an independent review of the Bank’s income tax expense calculation and related disclosures which was discovered during the preparation of the Bank’s 2006 financial statements. In the first quarter of 2007 the Bank implemented the independent review to strengthen its controls with respect to this issue.

Other than the issue noted above, there have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Bank of Oak Ridge

Part II. Other Information

Item 6. Exhibits

13(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002.

Exhibit (3)(ii)	Articles of Amendment, incorporated herein by reference to Exhibit 3(ii) to the Form 10-QSB filed with the FDIC on August 13, 2004.

Exhibit (3)(iii)	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002.

Exhibit 4	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002 and December 23, 2005.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, incorporated herein by reference to Exhibit 10(i) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002 and December 23, 2005.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, incorporated herein by reference to Exhibit 10(ii) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002 and December 23, 2005.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, incorporated herein by reference to Exhibit (iii) to the Form 10-KSB filed with the FDIC on March 31, 2005, as amended on December 23, 2005.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit 10(v) to the Form 10-QSB filed with the FDIC on August 14, 2002.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit 10(vi) to the Form 10-QSB filed with the FDIC on November 14, 2002.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)((vi) to the Form 10-KSB filed with the FDIC on March 31, 2005.

Exhibit (10)(vii)	Bank of Oak Ridge Director Stock Option Plan, incorporated herein by reference to Exhibit 10(iv) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002.

Exhibit (10)(viii)	Bank of Oak Ridge Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002.

Exhibit (10)(ix)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(vii) to the Form 10-QSB filed with the FDIC on August 13, 2004.

Exhibit (10)(x)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(viii) to the Form 10-QSB filed with the FDIC on August 13, 2004.

Exhibit (10)(xi)	Salary continuation agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits 10(xii), 10(xiii) and 10(xiv) to the Form 8-K filed with the FDIC on January 23, 2006.

Exhibit (10)(xii)	Bank of Oak Ridge 2006 Annual Incentive Plan incorporated herein by reference to Exhibit 10(xii) to the Form 10-KSB filed with the FDIC on March 27, 2007.

Exhibit (10)(xiii)	Oak Ridge Financial Services, Inc. Long Term Incentive Plan.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 10-KSB filed with the FDIC on March 30, 2004.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Bank of Oak Ridge

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Oak Ridge
(Registrant)

Date: May 11, 2007	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 11, 2007	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer