Form 10QSB
period 2007-06-30
Oak Ridge Financial Services, Inc.
filed 2007-08-14
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File No:

0001398006

OAK RIDGE FINANCIAL SERVICES, INC.

(Name of small business issuer in its charter)

North Carolina	20-8550086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 2 2211 Oak Ridge Road Oak Ridge, North Carolina	27310
(Address of principal executive offices)	(Zip Code)

(336) 644-9944

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, no par value	1,790,224 shares
Class	Outstanding at August 6, 2007

Oak Ridge Financial Services, Inc.

Balance Sheets

June 30, 2007 and December 31, 2006

(Dollars in thousands – except share data)

	(Unaudited) June 30, 2007	(Audited) December 31, 2006
Assets

Cash and due from banks	$5,467	$4,332
Interest-bearing deposits with banks	756	782
Federal funds sold	13,156	6,798
Trading assets	1,287	—
Securities available-for-sale	17,995	23,403
Securities held-to-maturity (fair value of $1,532 in 2006)	—	1,613
Federal Home Loan Bank Stock, at cost	1,093	1,133
Loans, net of allowance for loan losses of $1,861 in 2007 and $1,704 in 2006	177,213	157,723
Property and equipment, net	5,856	5,022
Accrued interest receivable	1,129	962
Bank owned life insurance	4,185	4,107
Other assets	1,538	1,261

Total assets	$229,675	$207,136

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing	$19,158	$13,745
Interest-bearing	168,628	158,540

Total deposits	187,786	172,285
Short-term debt	—	1,500
Long-term debt	16,000	16,000
Junior subordinated notes relating to trust preferred securities	8,248	—
Accrued interest payable	480	447
Other liabilities	480	451

Total liabilities	212,994	190,683

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, no par value; 80,000,000 shares authorized; 1,790,224 and 1,790,174 shares issued and outstanding in 2007 and 2006, respectively	5,370	5,370
Surplus	10,450	10,450
Retained earnings	893	978
Accumulated other comprehensive loss	(32)	(345)

Total stockholders’ equity	16,681	16,453

Total liabilities and stockholders’ equity	$229,675	$207,136

See Notes to Unaudited Financial Statements

Statements of Income

Three and six months ended June 30, 2007 and 2006 (unaudited)

(In thousands except share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income
Loans and fees on loans	$3,579	$2,702	$6,965	$5,157
Federal funds sold	59	40	101	105
Interest on deposits in banks	6	1	13	2
Taxable investment securities	263	325	543	661

Total interest income	3,907	3,068	7,622	5,925

Interest expense
Deposits	1,781	1,229	3,505	2,382
Federal funds purchased	4	—	4	—
Short-term and long-term debt	263	208	479	392

Total interest expense	2,048	1,437	3,988	2,774

Net interest income	1,859	1,631	3,634	3,151

Provision for loan losses	77	103	163	219

Net interest income after provision for loan losses	1,782	1,528	3,471	2,932

Noninterest income
Service charges on deposit accounts	126	68	245	167
Mortgage loan origination fees	119	77	223	147
Investment and insurance commissions	238	230	380	464
Trading income	(235)	—	(146)	—
Income earned on bank owned life insurance	39	39	78	77
Fee income from accounts receivable financing	93	44	132	88
Other service charges and fees	53	38	100	66

Total noninterest income	433	496	1,012	1,009

Noninterest expense
Salaries and employee benefits	1,161	917	2,253	1,786
Occupancy expense	118	122	246	245
Equipment expense	129	120	262	245
Data and items processing	61	59	134	120
Professional and advertising	229	228	448	467
Stationary and supplies	64	45	108	84
Telecommunications expense	47	39	109	72
Other expense	211	151	474	252

Total noninterest expense	2,020	1,681	4,034	3,271

Income before income taxes	195	343	449	670
Income tax expense	59	—	141	—

Net income	$136	$343	$308	$670

Basic earnings per share	$0.08	$0.19	$0.17	$0.37

Diluted earnings per share	$0.07	$0.18	$0.17	$0.36

Basic weighted average shares outstanding	1,790,224	1,789,999	1,789,752	1,789,752

Diluted weighted average shares outstanding	1,829,171	1,868,512	1,842,849	1,859,884

See Notes to Unaudited Financial Statements

Statements of Changes in Stockholders’ Equity and Comprehensive Income

Six months ended June 30, 2007 and 2006 (unaudited)

(In thousands except shares of common stock)

	Common Stock			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Surplus
Balance, December 31, 2005	1,789,499	$5,368	$10,445	$(281)	$(389)	$15,143

Comprehensive income
Net income	—	—	—	670	—	670
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $ 191	—	—	—	—	(274)	(274)

Total comprehensive income						396
Issuance of common stock	500	2	3	—	—	5

Balance, June 30, 2006	1,789,999	$5,370	$10,448	$389	$(663)	$15,544

Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income	—	—	—	308	—	308
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $ 21	—	—	—	—	(32)	(32)

Total comprehensive income						276
Cumulative effect of a change in accounting principle				(393)	345	(48)
Issuance of common stock	50	—	—	—	—	—

Balance, June 30, 2007	1,790,224	$5,370	$10,450	$893	$(32)	$16,681

See Notes to Unaudited Financial Statements

Statements of Cash Flows

Six months ended June 30, 2007 and 2006 (Unaudited)

(In thousands)

	(Unaudited) 2007	(Unaudited) 2006
Cash flows from operating activities
Net income	$308	$670
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	257	256
Provision for loan losses	163	219
Increase in cash value of bank owned life insurance	(78)	(77)
Deferred income tax benefit	154	(415)
Amortization of discount on securities, net	17	32
Changes in assets and liabilities:
Trading assets	146	—
Accrued interest receivable	(167)	(165)
Other assets	(432)	(145)
Accrued interest payable	33	5
Other liabilities	29	73

Net cash provided by operating activities	430	453

Cash flows from investing activities
Net decrease (increase) in federal funds sold	(6,358)	8,370
Activity in trading securities:
Sales	21,883	—
Maturities	800	—
Principal payments	804	—
Activity in available-for-sale securities:
Purchases	(17,995)	—
Maturities	—	2,316
Activity in held-to-maturity securities:
Maturities	—	66
Redemptions (purchases) of restricted equity securities	40	(76)
Net increase in loans	(19,653)	(15,305)
Proceeds from sale of other real estate owned	—	114
Purchases of property and equipment	(1,091)	(394)

Net cash used in investing activities	(21,570)	(4,909)

Cash flows from financing activities
Net increase in deposits	15,501	6,081
Proceeds from issuance of debt	—	6,200
Proceeds from issuance of guaranteed preferred beneficial interests in the company’s junior subordinated debentures	8,248	—
Repayment of borrowings	(1,500)	(6,200)
Issuance of common stock, net of related costs	—	5

Net cash provided by financing activities	22,249	6,086

Net increase (decrease) in cash and cash equivalents	1,109	1,630
Cash and cash equivalents, beginning	5,114	1,453

Cash and cash equivalents, ending	$6,223	$3,083

Supplemental disclosure of cash flow information
Interest paid	$3,955	$2,769

Taxes paid	$16	$185

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$—	$114

See Notes to Unaudited Financial Statements

Notes to Unaudited Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The results presented here are for Oak Ridge Financial Services, Inc. (“Company”), the parent company of Bank of Oak Ridge (“the Bank”). In 2006, the Bank’s Board of Directors approved the formation of a bank holding company, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of the Company in exchange for each of their shares of the Bank’s common stock. The Company became the Bank’s parent holding company in April of 2007. The formation was approved at the 2006 Shareholders’ meeting. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Bank, accounting policies followed by the Bank and other relevant information are contained in the notes to the financial statements filed as part of the Bank’s annual report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with the annual report.

The Company defines cash equivalents as cash and due from banks and interest-bearing deposits with banks.

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Notes to Unaudited Financial Statements

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

Note 3. Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited financial statements included in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2006 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Notes to Unaudited Financial Statements

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Note 4. Stock-based Compensation

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100 percent of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

Activity under the Company plans during the six months ended June 30, 2007 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2006	950	177,187	3	178,934

Additional options made available
Granted	—	—	—	—
Exercised	—	(50)	—	—
Forfeited	200	(200)	—	—
Expired	—	—	—	—

Balance, June 30, 2007	1,150	176,937	3	178,934

The intrinsic value and the cash received from the options exercised during the six months ended June 30, 2007 was $40 and $560, respectively.

A stock option may be exercised, in whole or in part, by giving written notice of exercise to the Corporate Secretary of the Company, or such other officer of the Company as the Committee shall designate, specifying the number of shares to be purchased along with payment in full of the exercise price. The Committee may, in the relevant award agreement, also permit a participant (either on a selective or group basis) to simultaneously exercise stock options and sell the shares of common stock thereby acquired, and use the proceeds from such sale as payment of the exercise price of such stock options. Payment instruments shall be received by the Company subject to collection. The proceeds received by the Company upon exercise of any stock option may be used by the Company for general corporate purposes.

Information regarding the stock options outstanding at June 30, 2007 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	102,888	3.83 Years	$8.80	$217
$10.00-10.39	142,606	7.17 Years	$10.00	130
$10.40-11.20	110,377	7.05 Years	$10.72	21

	355,871	6.17 Years	$9.88	$368

Notes to Unaudited Financial Statements

Note 5. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

Oak Ridge Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 28, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in aggregate liquidation amount of the Trust’s common securities are held by the Company.

Note 6. Recent Accounting Pronouncements

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

Level 3 - Instruments whose significant value drivers are unobservable.

The Company adopted SFAS No. 157 in the first quarter of 2007. Listed below are disclosures related to SFAS No. 157:

		Fair Value Measurements at June 30, 2007
Description	Fair Value Measurements 6/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Trading securities	$1,287	$1,287	$—	$—
Available-for-sale securities	17,995	17,995	—	—

As of January 1, 2007, the Company elected the fair value option under SFAS No. 157 for its trading assets, securities available-for-sale and securities held-to-maturity. The change in the fair value for the six month period ended June 30, 2007 for trading assets was $19,000. This change was included in current period earnings, offset by a $165,000 loss on the sale of the Company’s trading securities in the second quarter of 2007.

Notes to Unaudited Financial Statements

Note 6. Recent Accounting Pronouncements, continued

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS Statement No. 115. This statement permits, but does not require, entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted as of January 1, 2007 if the Company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Company did adopt SFAS No. 159 as of January 1, 2007. Upon adoption of SFAS No. 159, the Company selected the fair value option for its entire available-for-sale and held-to-maturity securities portfolio consisting of government sponsored enterprise and mortgage-backed securities with a fair market value of January 1, 2007 of $25.0 million. Listed below are the financial details of the early adoption of SFAS No. 159:

•	As of January 1, 2007, the Company elected the fair value option for its entire securities portfolio which had a fair market value of $25.0 million as of that date;

•	As a result of the above election, the Company’s entire securities portfolio was reclassified from available-for-sale and held-to-maturity categories to the trading category;

•

The initial adoption of SFAS No. 159 had a minimal negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Company’s held-to-maturity category to the trading category;

•

The cumulative-effect adjustment of $393,000, representing the unrealized loss on the Company’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of Retained Earnings, on January 1, 2007; and

•

Net income for the first six months of 2007 includes a pre-tax gain of $19,000, representing the change in fair value from January 1, 2007 to June 30, 2007 of the Company’s trading securities, and includes a $165,000 pre-tax loss on the sale of substantially all of the Company’s trading securities in the second quarter of 2007.

The Company believes its early adoption of the accounting standard will have a positive impact on its ability to manage the interest rate risk on its balance sheet by lengthening the duration of its portfolio, and will simplify the accounting for its investment portfolio by reducing the number of purchased securities from what it presently owns. Adoption of the accounting standard will potentially benefit interest income, net income and basic and diluted earnings per share during the remainder of 2007 and future periods.

Notes to Unaudited Financial Statements

Note 6. Recent Accounting Pronouncements, continued

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

There was no cumulative effect adjustment on adoption of FIN 48. Accordingly, the Company had no unrecognized tax benefits or associated interest or penalties at adoption or at June 30, 2007. Years ending December 31, 2003 through December 31, 2006 remain open for audit for all major jurisdictions. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively.

Notes to Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

The Company’s assets increased from $229.7 million to $229.4 million, up $22.6 million, or 11 percent, from December 31, 2006 to June 30, 2007. The majority of the increase in assets was due to increases in net loans, federal funds sold, trading assets, and cash and due from banks; offset by decreases in securities available-for-sale and held-to-maturity securities.

Loans

Gross loans receivable totaled $179.1 million at the end of the 2007 second quarter, up $19.7 million, or 12 percent, from $159.4 million at December 31, 2006. Most of the growth in loans receivable came from increases of $15.8 million, $12.0 million, and $1.2 million in construction and land development, commercial and industrial loans, and loans secured by second liens on 1-4 family residential properties, respectively, offset by a decline of $9.2 million in nonfarm nonresidential loans. The remaining increases and decreases in different loan categories were not significant. The large increases in construction and development and commercial and industrial loans are due to the Bank’s continued expansion into the Greensboro market, which has presented more of these loan opportunities for our commercial lenders. The increase in loans secured by second liens on 1-4 family residential properties is due to a fixed rate loan promotion on these types of loans during the period. The decrease in nonfarm nonresidential loans are due to payoffs during the year on some of these loans.

Federal funds sold

Federal funds totaled $13.2 million at the end of the 2007 second quarter, up $6.4 million, or 94 percent, from $6.8 million at December 31, 2006. The primary reason for the large increase between the two periods was the issuance of $8.3 million in notes payable to subsidiary grantor trust near the end of the second quarter. The Bank’s intent is to use the excess liquidity at June 30, 2007 to fund loan growth during the second half of 2007.

Investments

Securities available-for-sale totaled $18.0 million at the end of the 2007 second quarter, down $5.4 million, or 23 percent, from $23.4 million at December 31, 2006. As discussed in note 5, the Company did adopt SFAS No. 159 as of January 1, 2007. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its entire available-for-sale and held-to-maturity securities portfolio consisting of government sponsored enterprise and mortgage-backed securities with a fair market value on January 1, 2007 of $25.0 million. As a result of the above election, the Bank’s entire securities portfolio was reclassified from available-for-sale and held-to-maturity categories to the trading category. The initial adoption of SFAS No. 159 had a minimal negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Bank’s held-to-maturity category to the trading category, and the cumulative-effect adjustment of $393,000, representing the unrealized loss on the Bank’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of Retained Earnings, on January 1, 2007. In June of 2007, the Company sold its entire trading portfolio and purchased new investment securities with the objective of improving its asset liability position and the yield on the new portfolio as well as reducing the number of investment securities.

Deposits

Deposits totaled $187.8 million at the end of the 2007 second quarter, up $15.5 million, or 9 percent, from $172.3 million at December 31, 2006. The increase in deposits assisted in funding the Company’s loan growth. The Company experienced strong growth in both noninterest bearing and interest-bearing deposits. Noninterest bearing deposits totaled $19.2 million at the end of the 2007 second quarter, up $5.5 million, or 40 percent, from $13.7 million at December 31, 2006, and interest bearing deposits totaled $168.6 million at the end of the 2007 second quarter, up $10.1 million, or 6 percent, from $158.5 million at December 31, 2006. Most of the increases in noninterest bearing deposits during the six months ended June 30, 2007 were from new accounts from Triad businesses.

Notes to Unaudited Financial Statements

Borrowings

Borrowings, which consist of Federal Home Loan Bank advances and notes payable to subsidiary grantor trust, totaled $24.3 million at the end of the 2007 second quarter, up $6.8 million, or 39 percent, from $17.5 million at December 31, 2006. The primary reason for the net increase was the payoff of $1.6 million of FHLB advances and the addition of $8.3 million in junior subordinated notes relating to trust preferred securities.

Stockholders’ Equity

Stockholders’ equity totaled $16.7 million at the end of the 2007 second quarter, up $200,000, or 1 percent, from $16.5 million at December 31, 2006. Part of the increase resulted from net income of $308,000, with most of the remaining increase due to the early adoption of SFAS No. 159. The early adoption had a negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Company’s securities from the held-to-maturity category to the trading category. Additionally, the cumulative-effect adjustment of $393,000, representing the unrealized loss on the Company’s held-to-maturity and available-for-sale securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of retained earnings, on January 1, 2007, also as a result of the adoption of SFAS No. 159.

Nonperforming Assets

Nonaccrual and accruing loans greater than 90 days past due totaled $131,000 at June 30, 2007, down $222,000, or 63 percent, from $353,000 at December 31, 2006. All but $9,000 of the total outstanding balance of nonaccrual and accruing loans greater than 90 days are two loans to one borrower secured by a 1-4 family residence. No significant loss is expected on the disposition of these loans. Therefore, management believes that the loan loss reserves allocated to these loans are adequate to cover any anticipated losses. Nonperforming loans to total loans were 0.10 percent and 0.22 percent at June 30, 2007 and December 31, 2006, respectively.

Notes to Unaudited Financial Statements

Operating Results for the six months ended June 30, 2007 and 2006

Net Income.

The Company recorded net income of $308,000 and $670,000 for the six months ended June 30, 2007 and 2006, respectively. The primary factors that contributed to the decline in net income between the two periods was a $146,000 trading loss in 2007, and increases of $763,000 and $141,000 in noninterest expense and income tax expense, respectively. These were offset by increases in the net interest margin and noninterest income (not including the $146,000 trading loss noted above) of $483,000 and $149,000, respectively.

Net Interest Income

The Company’s net interest income in the first six months of 2007 was $3.6 million, up $483,000, or 15 percent, from $3.1 million in the second quarter of 2006. The net interest margin in the second quarter of 2007 was 3.71 percent, compared with 3.83 percent for the same period in 2006. The 12 basis point decrease in the net interest margin in the second quarter of 2007 over the same period in 2006 is primarily a result of a 57 basis point increase in earning asset yields, offset by a 70 basis point increase in funding costs. Average interest-earning assets and average interest-bearing liabilities each increased $31.8 million from June 30, 2006 to June 30, 2007.

Provision for Loan Losses

The provision for loan losses decreased to $163,000 for the six months ended June 30, 2007 compared to $219,000 for the same period in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The primary reason for the decreased provision from 2006 to 2007 was a decrease in the allowance for loan losses from 1.17 percent to 1.04 percent of loans from June 30, 2006 to June 30, 2007, respectively. The decrease in the allowance for loan losses to total loans was based on our assessment of the strong credit quality of the Company’s current loan portfolio as well as a low level of charge offs in the last three fiscal years. The allowance for loan losses to total loans was 1.04, 1.07 and 1.17 percent at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Noninterest Income

Noninterest income totaled $1,012,000 for the first six months of 2007, up $3,000 from $1,009,000 for the same period in 2006. The Company experienced increases in service charges on deposit accounts, mortgage loan origination fees, fee income from accounts receivable financing, and other service charges and fees of $78,000, $76,000, $44,000, and $34,000, respectively. These increases were largely due to the Company’s expansion into Greensboro through its two banking offices opened in 2005 and 2006. These increases were offset by decreases in investment and insurance commissions and trading income of $84,000 and $146,000, respectively. The decline in investment and insurance commissions was largely the result of a decrease in production in the early part of 2007 as a result of the Company’s conversion to a new broker dealer. The decline in trading income was caused by two items, both of which are nonrecurring. First, the trading portfolio experienced a market value increase during the first six months of 2007 of $19,000. Second, the Company disposed of substantially all its trading portfolio near the end of the second quarter, which resulted in a $165,000 loss. The Company believes that the new investment portfolio that was purchased will improve its asset liability position and will have a higher yield than the portfolio it replaced.

Noninterest Expense

Noninterest expense totaled $4.0 million for the first six months of 2007, up $763,000, or 23 percent, from $3.3 million for the same period in 2006. Salaries and employee benefits increased $467,000, or 26 percent, to $2.3 million in the first six months of 2007 compared to the same period in 2006, due to a higher number of Company employees required to support the Company’s growth as well as the 6.5 hours per week increase in operating hours that occurred in October of 2006 in conjunction with the introduction of the Company’s “Open Early, Open Late” and “6-Day Branch Banking at all Locations” strategies. Additionally, the Company opened its fourth banking office in June of 2006. The employees associated with this location also contributed to the increase in salaries and employee benefits from 2006 to 2007. Other expense increased $223,000, or 88 percent, to $474,000 compared to the same period in 2006, largely due to an increases in director fees, postage, insurance expense, dues and

Notes to Unaudited Financial Statements

memberships, employee education, and debit card and check losses. Stationary and supplies expense increased $24,000, or 29 percent, to $108,000 compared to 2006 due to the Company’s continued growth in locations and number of deposit and loan accounts, as well as mailings and new brochures associated with the Company’s conversion to a new broker dealer for its investment services area in the first quarter of 2007. Telecommunications expense increased $37,000, or 51 percent, to $109,000 compared to 2006, largely due to the Company’s continuing investment in increased bandwidth to make employees more efficient and productive. Monetary increases and decreases in the remaining noninterest expense categories were not significant.

Income Tax Expense

Income tax expense totaled $141,000 for the first six months of 2007. No expense was recorded in the same period 2006 as the Company was not yet recognizing book income tax expense.

Operating Results for the three months ended June 30, 2007 and 2006

Net Income.

The Company recorded net income of $136,000 and $343,000 for the three months ended June 30, 2007 and 2006, respectively.

Net Interest Income

The Company’s net interest income in the second quarter of 2007 was $1.9 million, up $228,000, or 14 percent, from $1.6 million in the second quarter of 2006. The net interest margin in the second quarter of 2007 was 3.71 percent, compared with 3.94 percent for the same period in 2006. The 23 basis point decrease in the net interest margin in the second quarter of 2007 over the same period in 2006 is primarily a result of a 39 basis point increase in earning asset yields, offset by a 60 basis point increase in funding costs. Average interest-earning assets increased $34.7 million, and average interest-bearing liabilities increased $34.8 million from the second quarter of 2006 to the same period in 2007.

Provision for Loan Losses

The provision for loan losses decreased to $77,000 for the three months ended June 30, 2007 compared to $103,000 for the same period in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The primary reason for the decreased provision from 2006 to 2007 was a decrease in the allowance for loan losses from 1.17 percent to 1.04 percent of loans from June 30, 2006 to June 30, 2007, respectively. The decrease in the allowance for loan losses to total loans was based on our assessment of the strong credit quality of the Company’s current loan portfolio as well as a low level of charge offs in the last three fiscal years. The allowance for loan losses to total loans was 1.04, 1.07 and 1.17 percent at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Noninterest Income

Noninterest income totaled $433,000 for the 2007 second quarter, down $63,000, or 13 percent, from $496,000 for the 2006 second quarter. Increases in service charges on deposit accounts, mortgage loan origination fees, investment and insurance commissions, fee income from accounts receivable financing, and other service charges and fees of $58,000, $42,000, $8,000, $49,000, and $15,000, respectively, were offset by a $235,000 decline in trading income during the quarter. The decline in trading income was caused by two items, both of which are nonrecurring. First, the trading portfolio experienced a market value decline during the second quarter of $70,000. Second, the Company disposed of substantially all its trading portfolio near the end of the second quarter, which resulted in a $165,000 loss. The Company believes that the new investment portfolio that was purchased will improve its asset liability position and will have a higher yield than the portfolio it replaced.

Notes to Unaudited Financial Statements

Noninterest Expense

Noninterest expense totaled $2.0 million for the 2007 second quarter, up $340,000, or 20 percent, from $1.7 million for the 2006 second quarter. Salaries and employee benefits increased $244,000, or 27 percent, to $1.2 million compared to the second quarter of 2006, due to a higher number of bank employees required to support the Company’s growth as well as the 6.5 hours per week increase in operating hours that occurred in October of 2006 in conjunction with the introduction of the Company’s “Open Early, Open Late” and “6-Day Branch Banking at all Locations” strategies. Additionally, the Company opened its fourth banking office in June of 2006. The employees associated with this location also contributed to the increase in salaries and employee benefits from 2006 to 2007. Other expense increased $60,000, or 40 percent, to $211,000 compared to the second quarter of 2006, largely due to an increase of $34,000 in the expense of servicing the Company’s accounts receivable financing program, as well as increases in debit card and check losses, employee education and dues and subscriptions. Stationary and supplies expense increased $19,000, or 42 percent, to $64,000 compared to the second quarter of 2006 due to the Company’s continued growth in locations and number of deposit and loan accounts. Telecommunications expense increased $8,000, or 21 percent, to $47,000 compared to the second quarter of 2006, largely due to the Company’s continuing investment in increased bandwidth to make employees more efficient and productive. Monetary increases and decreases in the remaining noninterest expense categories were not significant.

Income Tax Expense

Income tax expense totaled $59,000 for the 2007 second quarter. No expense was recorded in the same quarter in 2006 as the Company was not yet recognizing book income tax expense.

Forward-looking Information

This form contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Company’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Federal Deposit Insurance Corporation. The Company undertakes no obligation to update any forward-looking statements.

Item 3A (T). Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosures controls and procedures were sufficient to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal controls over financial reporting during the quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

There was no change in our internal controls over financial reporting during the six months ending June 30, 2007 excluding one issue related to an independent review of the Bank’s income tax expense calculation and related disclosures which was discovered during the preparation of the Bank’s 2006 financial statements. In the first quarter of 2007 the Bank implemented the independent review to strengthen its controls with respect to this issue.

In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to provide its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Oak Ridge Financial Services, Inc.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2007, the Company held an annual meeting of shareholders for the purposes listed below.

1.	Election of eleven directors for three-year terms;

2.	Ratification of appointment of Elliott Davis, PLLC as independent auditor for the fiscal year ending December 31, 2007;

3.	To transact such other business as may have properly come before the meeting or any adjournments thereof.

The results of the voting are set forth below:

1.	Election of Directors:

Name	For	Against	Withheld
Douglas G. Boike	1,385,532	—	8,915
Lynda Anderson	1,382,907	—	11,540
Billy R. Kanoy	1,379,490	—	14,957
Stephen S. Neal	1,383,032	—	11,415
Ronald O. Black	1,385,115	—	9,332
Francis R. Disney	1,384,615	—	9,832
James W. Hall	1,385,532	—	8,915
Herbert M. Cole	1,383,782	—	10,665
Craig S. Fleming	1,384,719	—	9,728
John S. Olmsted	1,385,657	—	8,790
Manuel L. Perkins	1,379,782	—	14,665

2.	Ratification of appointment of Elliott Davis, PLLC as independent auditor for the fiscal year ending December 31, 2006:

For	Against	Abstain
1,383,525	5,249	5,679

3.	Other matters:

No other matters came before the meeting.

The following directors are continuing in office: Douglas G. Boike, Lynda Anderson, Billy R. Kanoy, Stephen S. Neal, Ronald O. Black, Francis R. Disney, James W. Hall, Herbert M. Cole, Craig S. Fleming, John S. Olmsted, and Manuel L. Perkins.

Item 6. Exhibits

13(a)	Exhibits

Exhibit 2	Articles of Share Exchange and Agreement and Plan of Reorganization incorporated herein by reference to Exhibit 2 to the Form 8-K12G3 filed with the SEC on May 10, 2007.

Exhibit (3)(i)	Articles of Incorporation of Oak Ridge Financial Services, Inc., incorporated herein by reference to Exhibit 3(i) to the Form 8-K12G3 filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws of Oak Ridge Financial Services, Inc., incorporated herein by reference to Exhibit 3(ii) to the Form 8-K12G3 filed with the SEC on May 10, 2007.

Exhibit 4	Specimen Stock Certificate of Oak Ridge Financial Services, Inc., incorporated herein by reference to Exhibit 4 to the Form 8-K12G3 filed with the SEC on May 10, 2007.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, incorporated herein by reference to Exhibit 10(i) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002 and December 23, 2005.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, incorporated herein by reference to Exhibit 10(ii) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002 and December 23, 2005.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, incorporated herein by reference to Exhibit (iii) to the Form 10-KSB filed with the FDIC on March 31, 2005, as amended on December 23, 2005.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit 10(v) to the Form 10-QSB filed with the FDIC on August 14, 2002.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit 10(vi) to the Form 10-QSB filed with the FDIC on November 14, 2002.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)((vi) to the Form 10-KSB filed with the FDIC on March 31, 2005.

Exhibit (10)(vii)	Bank of Oak Ridge Director Stock Option Plan, incorporated herein by reference to Exhibit 10(iv) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002.

Exhibit (10)(viii)	Bank of Oak Ridge Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(v) to the Form 10-SB filed with the FDIC on April 30, 2001, as amended January 25, 2002.

Exhibit (10)(ix)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(vii) to the Form 10-QSB filed with the FDIC on August 13, 2004.

Exhibit (10)(x)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(viii) to the Form 10-QSB filed with the FDIC on August 13, 2004.

Exhibit (10)(xi)	Salary continuation agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits 10(xii), 10(xiii) and 10(xiv) to the Form 8-K filed with the FDIC on January 23, 2006.

Exhibit (10)(xii)	Bank of Oak Ridge 2006 Annual Incentive Plan, incorporated herein by reference to Exhibit 10(xii) to the Form 10-KSB filed with the FDIC on March 27, 2007.

Exhibit (10)(xiii)	Oak Ridge Financial Services, Inc. Long Term Incentive Plan, incorporated herein by reference to Exhibit 10(xiii) to the Form 10QSB filed with the SEC on May 15, 2007

Exhibit (11)	Statement Regarding Computation of Per Share Earnings, incorporated herein by reference to Note 2 of the Notes to Unaudited Financial Statements.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 10-KSB filed with the FDIC on March 30, 2004.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: August 14, 2007	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Thomas W. Wayne
Date: August 14, 2007	Thomas W. Wayne
Chief Financial Officer