Form 10QSB
period 2007-09-30
Oak Ridge Financial Services, Inc.
filed 2007-11-09
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, no par value	1,790,224 shares
Class	Outstanding at November 2, 2007

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(Dollars in thousands – except share data)

	(Unaudited) September 30, 2007	(Audited) December 31, 2006
Assets
Cash and due from banks	$7,570	$4,332
Interest-bearing deposits with banks	3,953	782
Federal funds sold	13,292	6,798
Trading assets	795	—
Securities available-for-sale	17,564	23,403
Securities held-to-maturity (fair value of $1,532 in 2006)	—	1,613
Federal Home Loan Bank stock, at cost	1,093	1,133
Loans, net of allowance for loan losses of $1,968 in 2007 and $1,704 in 2006	190,014	157,723
Property and equipment, net	6,351	5,022
Accrued interest receivable	1,226	962
Bank owned life insurance	4,225	4,107
Other assets	1,451	1,261

Total assets	$247,534	$207,136

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$16,489	$13,745
Interest-bearing	188,185	158,540

Total deposits	204,674	172,285

Short-term debt	—	1,500
Long-term debt	16,000	16,000
Junior subordinated notes relating to trust preferred securities	8,248	—
Accrued interest payable	648	447
Other liabilities	842	451

Total liabilities	230,412	190,683

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, no par value; 80,000,000 shares authorized; 1,790,224 and 1,790,174 shares issued and outstanding in 2007 and 2006, respectively	5,370	5,370
Surplus	10,450	10,450
Retained earnings	1,192	978
Accumulated other comprehensive loss	110	(345)

Total stockholders’ equity	17,122	16,453

Total liabilities and stockholders’ equity	$247,534	$207,136

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Income

Three and nine months ended September 30, 2007 and 2006 (unaudited)

(Dollars In thousands except share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income
Loans and fees on loans	$3,832	$2,965	$10,797	$8,122
Federal funds sold	131	71	232	177
Interest on deposits in banks	28	4	41	6
Taxable investment securities	277	304	820	964

Total interest income	4,268	3,344	11,890	9,269

Interest expense
Deposits	1,978	1,430	5,483	3,812
Federal funds purchased	—	4	4	4
Short-term and long-term debt	370	245	849	637

Total interest expense	2,348	1,679	6,336	4,453

Net interest income	1,920	1,665	5,554	4,816

Provision for loan losses	110	104	273	323

Net interest income after provision for loan losses	1,810	1,561	5,281	4,493

Noninterest income
Service charges on deposit accounts	160	124	405	291
Mortgage loan origination fees	93	91	316	238
Investment and insurance commissions	246	175	626	639
Trading income	11	—	(135)	—
Income earned on bank owned life insurance	40	40	118	117
Fee income from accounts receivable
Financing	104	38	236	126
Other service charges and fees	81	39	181	105

Total noninterest income	735	507	1,747	1,516

Noninterest expense
Salaries and employee benefits	1,103	916	3,356	2,702
Occupancy expense	121	123	367	368
Equipment expense	145	129	407	374
Data and items processing	89	79	223	199
Professional and advertising	269	212	717	679
Stationary and supplies	50	37	158	121
Telecommunications expense	55	46	164	117
Other	250	172	724	425

Total noninterest expense	2,082	1,714	6,116	4,985

Income before income taxes	463	354	912	1,024
Income tax expense	164	—	305	—

Net income	$299	$354	$607	$1,024

Basic earnings per share	$.17	$0.20	$0.34	$0.57

Diluted earnings per share	$.17	$0.19	$0.33	$0.55

Basic weighted average shares outstanding	1,790,224	1,789,999	1,790,208	1,789,834

Diluted weighted average shares outstanding	1,809,057	1,863,002	1,837,396	1,861,147

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Nine months ended September 30, 2007 and 2006 (unaudited)

(Dollars In thousands except shares of common stock)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income (Loss)	Total
Balance, December 31, 2005	1,789,499	$5,368	$10,445	$(281)	$(389)	$15,143
Comprehensive income
Net income	—	—	—	1,024	—	1,024
Net change in unrealized loss on investment securities available-for-sale, net of tax benefit of $ 34	—	—	—	—	(49)	(49)

Total comprehensive income						975
Issuance of common stock	500	2	3	—	—	5

Balance, September 30, 2006	1,789,999	$5,370	$10,448	$743	$(438)	$16,123

Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453
Comprehensive income
Net income	—	—	—	607	—	607
Net change in unrealized gain on investment securities available-for-sale, net of tax liability of $ 68	—	—	—	—	110	110

Total comprehensive income						717
Cumulative effect of a change in accounting principle				(393)	345	(48)
Issuance of common stock	50	—	—	—	—	—

Balance, September 30, 2007	1,790,224	$5,370	$10,450	$1,192	$110	$17,122

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006 (Unaudited)

(In thousands)

	(Unaudited) 2007	(Unaudited) 2006
Cash flows from operating activities
Net income	$607	$1,024
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	398	393
Provision for loan losses	273	323
Increase in cash value of bank owned life insurance	(118)	(116)
Deferred income tax benefit	123	(414)
Amortization of discount on securities, net	(20)	46
Changes in assets and liabilities:
Trading assets	135	—
Accrued interest receivable	(264)	(361)
Other assets	(376)	(168)
Accrued interest payable	201	167
Other liabilities	391	(7)

Net cash provided by operating activities	1,350	887

Cash flows from investing activities
Net decrease (increase) in federal funds sold	(6,494)	4,825
Activity in trading securities:
Sales	19,946	—
Maturities	2,300	—
Principal payments	1,776	—
Activity in available-for-sale securities:
Purchases	(17,914)	—
Maturities	—	3,668
Principal payments	559	—
Activity in held-to-maturity securities:
Principal payments	—	100
Redemptions (purchases) of restricted equity securities	40	(202)
Net increase in loans	(32,564)	(26,671)
Proceeds from sale of other real estate owned	—	114
Purchases of property and equipment	(1,727)	(504)
Net cash used in investing activities	(34,078)	(18,670)
Cash flows from financing activities
Net increase in deposits	32,389	20,293
Proceeds from issuance of debt	—	7,000
Proceeds from issuance of guaranteed preferred beneficial interests in the company’s junior subordinated debentures	8,248	—
Repayment of borrowings	(1,500)	(6,200)
Issuance of common stock, net of related costs	—	5

Net cash provided by financing activities	39,137	21,098

Net increase (decrease) in cash and cash equivalents	6,409	3,315
Cash and cash equivalents, beginning	5,114	1,453

Cash and cash equivalents, ending	$11,523	$4,768

Supplemental disclosure of cash flow information
Interest paid	$6,135	$4,286

Taxes paid	$16	$399

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$—	$114

Investments reclassified to trading assets	$25,016	$—

See Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

The balance sheet as of December 31, 2006 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Notes to Unaudited Consolidated Financial Statements

Note 2. Earnings Per Share, continued

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

Notes to Unaudited Consolidated Financial Statements

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

Activity under the Company plans during the nine months ended September 30, 2007 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2006	950	177,187	3	178,934
Additional options made available
Granted	—	—	—	—
Exercised	—	(50)	—	—
Forfeited	650	(650)	—	—
Expired	—	—	—	—

Balance, September 30, 2007	1,600	176,487	3	178,934

The intrinsic value and the cash received from the options exercised during the nine months ended September 30, 2007 was $40 and $560, respectively.

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

Information regarding the stock options outstanding at September 30, 2007 is as follows (dollars in thousands, except option prices):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	102,888	3.58 Years	$8.80	$201
$10.00-10.39	142,356	6.92 Years	$10.00	107
$10.40-11.20	110,177	6.80 Years	$10.72	3

	355,421	5.92 Years	$9.88	$311

Notes to Unaudited Consolidated Financial Statements

Note 5. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

Oak Ridge Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 28, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

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

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1	—	Quoted prices for identical instruments in active markets.
Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3	—	Instruments whose significant value drivers are unobservable.

The Company adopted SFAS No. 157 in the first quarter of 2007. Listed below are disclosures related to SFAS No. 157:

		Fair Value Measurements at September 30, 2007
Description	Fair Value Measurements 9/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Trading securities	$795	$795	$—	$—
Available-for-sale securities	17,564	17,564	—	—

As of January 1, 2007, the Company elected the fair value option under SFAS No. 157 for its trading assets, securities available-for-sale and securities held-to-maturity. The change in the fair value for the nine month period ended September 30, 2007 for trading assets was $30,000. This change was included in current period earnings, offset by a $165,000 loss on the sale of the Company’s trading securities in the second quarter of 2007.

Notes to Unaudited Consolidated Financial Statements

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

•

The cumulative-effect adjustment of $393,000, representing the unrealized loss on the Company’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of Retained Earnings, on January 1, 2007; and

•

Net income for the first nine months of 2007 includes a pre-tax gain of $30,000, representing the change in fair value from January 1, 2007 to September 30, 2007 of the Company’s trading securities, and includes a $165,000 pre-tax loss on the sale of substantially all of the Company’s trading securities in the second quarter of 2007.

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

Notes to Unaudited Consolidated Financial Statements

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

There was no cumulative effect adjustment on adoption of FIN 48. Accordingly, the Company had no unrecognized tax benefits or associated interest or penalties at adoption or at September 30, 2007. Years ending December 31, 2004 through December 31, 2006 remain open for audit for all major jurisdictions. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively.

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

The Company’s assets increased from $207.1 million to $247.5 million, up $40.4 million, or 20 percent, from December 31, 2006 to September 30, 2007. The majority of the increase in assets was due to increases in cash and due from banks, interest-bearing deposits with banks, federal funds sold, trading assets, net loans, property and equipment, accrued interest receivable, bank owned life insurance, and other assets; offset by decreases in securities available-for-sale, held-to-maturity securities, and Federal Home Loan Bank stock.

Loans

Gross loans receivable totaled $192.0 million at the end of the 2007 third quarter, up $32.6 million, or 21 percent, from $159.4 million at December 31, 2006. Most of the growth in loans receivable came from increases of $19.6 million, $17.0 million, and $3.9 million in construction and land development, commercial and industrial loans, and loans secured by liens on 1-4 family residential properties, respectively, offset by a decline of $8.3 million in nonfarm nonresidential loans. The remaining increases and decreases in different loan categories were not significant. The large increases in construction and development and commercial and industrial loans are due to the Bank’s continued expansion into the Greensboro market, which has presented more of these loan opportunities for our commercial lenders. The increase in loans secured by second liens on 1-4 family residential properties are due to a fixed rate loan promotion on these types of loans during the period. The decreases in nonfarm nonresidential loans are due to payoffs during the year on some of these loans.

Federal funds sold

Federal funds totaled $13.3 million at the end of the 2007 third quarter, up $6.5 million, or 96 percent, from $6.8 million at December 31, 2006. The primary reasons for the large increase between the two periods were the issuance of $8.3 million in notes payable to subsidiary grantor trust near the end of the second quarter as well as continued growth in deposits due to the Bank’s continued expansion into Greensboro. The Bank’s intent is to use the excess liquidity at September 30, 2007 to fund loan growth during the last three months of fiscal 2007.

Investments

Securities available-for-sale totaled $17.6 million at the end of the 2007 third quarter, down $5.8 million, or 25 percent, from $23.4 million at December 31, 2006. As discussed in note 6, the Company did adopt SFAS No. 159 as of January 1, 2007. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its entire available-for-sale and held-to-maturity securities portfolio consisting of government sponsored enterprise and mortgage-backed securities with a fair market value on January 1, 2007 of $25.0 million. As a result of the above election, the Bank’s entire securities portfolio was reclassified from available-for-sale and held-to-maturity categories to the trading category. The initial adoption of SFAS No. 159 had a minimal negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Bank’s held-to-maturity category to the trading category, and the cumulative-effect adjustment of $393,000, representing the unrealized loss on the Bank’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of Retained Earnings, on January 1, 2007. In June of 2007, the Company disposed of substantially all its trading portfolio and purchased new investment securities with the objective of improving its asset liability position and the yield on the new portfolio as well as reducing the number of investment securities.

Property and equipment

Net property and equipment totaled $6.4 million at the end of the 2007 third quarter, up $1.4 million, or 28 percent, from $5.0 million at December 31, 2006. The increase is primarily due to the construction of the Bank’s newest banking office located at 400 Pisgah Church Road in Greensboro, offset by depreciation of existing property and equipment. This banking office is expected to open for business in December of 2007.

Notes to Unaudited Consolidated Financial Statements

Deposits

Deposits totaled $204.7 million at the end of the 2007 third quarter, up $32.4 million, or 18 percent, from $172.3 million at December 31, 2006. The increase in deposits assisted in funding the Company’s loan growth. The Company experienced strong growth in both noninterest bearing and interest-bearing deposits. Noninterest bearing deposits totaled $16.5 million at the end of the 2007 third quarter, up $2.8 million, or 20 percent, from $13.7 million at December 31, 2006, and interest bearing deposits totaled $188.2 million at the end of the 2007 third quarter, up $29.7 million, or 19 percent, from $158.5 million at December 31, 2006. Most of the increases in noninterest bearing deposits during the nine months ended September 30, 2007 were from new accounts from Triad businesses and consumers.

Borrowings

Borrowings, which consist of Federal Home Loan Bank advances and notes payable to subsidiary grantor trust, totaled $24.3 million at the end of the 2007 third quarter, up $6.8 million, or 39 percent, from $17.5 million at December 31, 2006. The primary reason for the net increase was the payoff of $1.5 million of FHLB advances and the addition of $8.3 million in junior subordinated notes relating to trust preferred securities.

Stockholders’ Equity

Stockholders’ equity totaled $17.1 million at the end of the 2007 third quarter, up $669,000, or 4 percent, from $16.5 million at December 31, 2006. Part of the increase resulted from net income of $607,000, with the remaining increase due to an increase in comprehensive income during the third quarter of 2007. The early adoption had a negative impact on total stockholders’ equity of $48,000 due to the reclassification of the Company’s securities from the held-to-maturity category to the trading category. Additionally, the cumulative-effect adjustment of $393,000, representing the unrealized loss on the Company’s held-to-maturity and available-for-sale securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of retained earnings, on January 1, 2007, also as a result of the adoption of SFAS No. 159.

Nonperforming Assets

Nonaccrual and accruing loans greater than 90 days past due totaled $394,000 at September 30, 2007, up $41,000, or 12 percent, from $353,000 at December 31, 2006. $309,000 of the total outstanding balance of nonaccrual and accruing loans greater than 90 days is secured by either 1st or 2nd deed of trust on commercial or 1-4 family properties. The remaining $85,000 in loans are unsecured or secured by collateral other than commercial or residential real estate and are in various stages of collection. Management believes that the loan loss reserves allocated to these loans are adequate to cover any anticipated losses. Nonperforming loans to total loans were 0.21 percent and 0.22 percent at September 30, 2007 and December 31, 2006, respectively.

Notes to Unaudited Consolidated Financial Statements

Operating Results for the nine months ended September 30, 2007 and 2006

Net Income.

The Company recorded net income of $607,000 and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The primary factors that contributed to the decline in net income between the two periods were increases of $1.1 million and $305,000 in noninterest expense and income tax expense, respectively. The Company recorded no income tax expense in the first nine months of 2006. The increases in expenses were offset by increases in the net interest margin and noninterest income of $738,000 and $231,000, respectively, as well as a decline in the provision for loan losses of $50,000.

Net Interest Income

The Company’s net interest income in the first nine months of 2007 was $5.6 million, up $738,000, or 15 percent, from $4.8 million in the third quarter of 2006. The net interest margin in the first nine months of 2007 was 3.54 percent, compared with 3.75 percent for the same period in 2006. The 21 basis point decrease in the net interest margin in first nine months of 2007 over the same period in 2006 is primarily a result of a 60 basis point increase in funding costs, offset by a 38 basis point increase in earning asset yields. Average interest-earning assets and average interest-bearing liabilities increased $36.6 million and $35.7 million, respectively, from September 30, 2006 to September 30, 2007.

Provision for Loan Losses

The provision for loan losses decreased to $273,000 for the nine months ended September 30, 2007 compared to $323,000 for the same period in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The primary reason for the decreased provision from 2006 to 2007 was a decrease in the allowance for loan losses from 1.15 percent to 1.03 percent of loans from September 30, 2006 to September 30, 2007, respectively. The decrease in the allowance for loan losses to total loans was based on our assessment of the strong credit quality of the Company’s current loan portfolio as well as a low level of charge offs in the last three fiscal years. The allowance for loan losses to total loans was 1.03, 1.07 and 1.15 percent at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Noninterest Income

Noninterest income totaled $1.7 million for the first nine months of 2007, up $231,000 from $1.5 million for the same period in 2006. The Company experienced increases in service charges on deposit accounts, mortgage loan origination fees, income earned on bank owned life insurance, fee income from accounts receivable financing, and other service charges and fees of $114,000, $78,000, $1,000, $110,000, and $76,000, respectively. These increases were largely due to the Company’s expansion into Greensboro through its two banking offices opened in 2005 and 2006. These increases were offset by decreases in investment and insurance commissions and trading income of $13,000 and $135,000, respectively. The decline in investment and insurance commissions was largely the result of a decrease in production in the early part of 2007 as a result of the Company’s conversion to a new broker dealer. This conversion was completed in the first quarter of 2007 and commissions in both the second and third quarters of 2007 were above commissions in the same periods in 2006. The decline in trading income was caused by two items, both of which are nonrecurring. First, the trading portfolio experienced a market value increase during the first nine months of 2007 of $30,000. Second, the Company disposed of substantially all its trading portfolio near the end of the second quarter, which resulted in a $165,000 loss. The Company believes that the new investment portfolio that was purchased will improve its asset liability position and will have a higher yield than the portfolio it replaced.

Notes to Unaudited Consolidated Financial Statements

Noninterest Expense

Noninterest expense totaled $6.1 million for the first nine months of 2007, up $1.1 million, or 23 percent, from $5.0 million for the same period in 2006. Salaries and employee benefits increased $654,000, or 24 percent, to $3.4 million in the first nine months of 2007 compared to the same period in 2006, due to a higher number of Company employees required to support the Company’s growth as well as the 6.5 hours per week increase in operating hours that occurred in October of 2006 in conjunction with the introduction of the Company’s “Open Early, Open Late” and “6-Day Branch Banking at all Locations” strategies. Additionally, the Company opened its fourth banking office in June of 2006. The employees associated with this location also contributed to the increase in salaries and employee benefits from 2006 to 2007. Other expense increased $299,000, or 70 percent, to $724,000 compared to the same period in 2006, largely due to an increase in director fees, postage, insurance expense, dues and memberships, employee education, and debit card and check losses. Stationary and supplies expense increased $37,000, or 31 percent, to $158,000 compared to 2006 due to the Company’s continued growth in locations and number of deposit and loan accounts, as well as mailings and new brochures associated with the Company’s conversion to a new broker dealer for its investment services area in the first quarter of 2007. Telecommunications expense increased $47,000, or 40 percent, to $164,000 compared to 2006, largely due to the Company’s continuing investment in increased bandwidth to make employees more efficient and productive. Monetary increases and decreases in the remaining noninterest expense categories were not significant.

Income Tax Expense

Income tax expense totaled $305,000 for the first nine months of 2007. No expense was recorded in the same period 2006 as the Company was not yet recognizing book income tax expense.

Operating Results for the three months ended September 30, 2007 and 2006

Net Income

The Company recorded net income of $299,000 and $354,000 for the three months ended September 30, 2007 and 2006, respectively. The primary factors that contributed to the decline in net income between the two periods were increases of $368,000, $6,000, $164,000 in noninterest expense, provision for loan losses, and income tax expense, respectively. The Company recorded no income tax expense in the three months ended September 30, 2006. The increases in expenses were offset by increases in the net interest margin and noninterest income of $255,000 and $228,000, respectively.

Net Interest Income

The Company’s net interest income in the third quarter of 2007 was $1.9 million, up $255,000, or 15 percent, from $1.6 million in the third quarter of 2006. The net interest margin in the third quarter of 2007 was 3.51 percent, compared with 3.69 percent for the same period in 2006. The 18 basis point decrease in the net interest margin in the third quarter of 2007 over the same period in 2006 is primarily a result of a 44 basis point increase in funding costs, offset by a 20 basis point increase in earning asset yields. Average interest-earning assets and average interest-bearing liabilities increased $42.6 million and $42.0 million, respectively, from September 30, 2006 to September 30, 2007.

Provision for Loan Losses

The provision for loan losses increased slightly to $110,000 for the three months ended September 30, 2007, compared to $104,000 for the same period in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The current level of the allowance for loan losses to total loans is based on our assessment of the strong credit quality of the Company’s current loan portfolio as well as a low level of charge offs in the last three fiscal years.

Notes to Unaudited Consolidated Financial Statements

Noninterest Income

Noninterest income totaled $735,000 for the 2007 third quarter, up $228,000, or 45 percent, from $507,000 for the 2006 third quarter. The Company experienced increases in all noninterest income categories, with the exception of income earned on bank owned life insurance, which remained unchanged. The Company experienced increases in service charges on deposit accounts, mortgage loan origination fees, investment and insurance commissions, trading income, fee income from accounts receivable financing, and other service charges and fees of $36,000, $2,000, $71,000, $11,000, $66,000 and $42,000, respectively. The primary factor related to increases in noninterest income categories, with the exception of trading income, was the Bank’s continued growth in business and consumer customers.

Noninterest Expense

Noninterest expense totaled $2.1 million for the 2007 third quarter, up $368,000, or 21 percent, from $1.7 million for the 2006 third quarter. Salaries and employee benefits increased $187,000, or 20 percent, to $1.1 million compared to the third quarter of 2006, due to a higher number of bank employees required to support the Company’s growth as well as the 6.5 hours per week increase in operating hours that occurred in October of 2006 in conjunction with the introduction of the Company’s “Open Early, Open Late” and “6-Day Branch Banking at all Locations” strategies. Other expense increased $78,000, or 45 percent, to $250,000 compared to the third quarter of 2006, due to an increase in expense of servicing the Bank’s accounts receivable financing program, as well as increases in postage, directors fees, Federal Deposit Insurance Corporation insurance, charitable contributions, and deposit account charge offs. Equipment expense increased $16,000, or 12 percent, to $145,000 due primarily to higher depreciation expense associated with late 2006 and 2007 equipment purchases. Data and items processing increased $10,000, or 13 percent, due to the Bank’s continued increase in deposit and loan accounts. Professional and advertising expense increased $57,000, or 27 percent, to $269,000, due to increases in legal, accounting and shareholder relations expenses. Stationary and supplies expense increased $13,000, or 35 percent, to $50,000 compared to the third quarter of 2006 due to the Company’s continued growth in locations and number of deposit and loan accounts. Telecommunications expense increased $9,000, or 19 percent, to $55,000 compared to the third quarter of 2006, largely due to the Company’s continuing investment in increased bandwidth to make employees more efficient and productive. Monetary increases and decreases in the remaining noninterest expense categories were not significant.

Income Tax Expense

Income tax expense totaled $164,000 for the 2007 third quarter. No expense was recorded in the same quarter in 2006 as the Company was not yet recognizing book income tax expense.

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

Notes to Unaudited Consolidated Financial Statements

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

There was no change in our internal controls over financial reporting during the quarter ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

There was no change in our internal controls over financial reporting during the nine months ending September 30, 2007 excluding one issue related to an independent review of the Bank’s income tax expense calculation and related disclosures which was discovered during the preparation of the Bank’s 2006 financial statements. In the first quarter of 2007 the Bank implemented the independent review to strengthen its controls with respect to this issue.

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

Oak Ridge Financial Services, Inc.
(Registrant)

Date: November 8, 2007	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 8, 2007	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer