Form 10KSB
period 2007-12-31
Oak Ridge Financial Services, Inc.
filed 2008-03-28
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-52640

OAK RIDGE FINANCIAL SERVICES, INC.

(Name of small business issuer in its charter)

North Carolina	20-8550086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 2 2211 Oak Ridge Road Oak Ridge, North Carolina	27310
(Address of principal executive offices)	(Zip Code)

(336) 644-9944

(Issuer’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Act:	None

Securities Registered Under Section 12(g) of the Act:	Common Stock, no par value
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $18,940,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $15,913,349 based on the closing price of the common equity on February 29, 2008 , which was $10.50 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, no par value	1,791,474 shares
Class	Outstanding at February 29, 2008

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant to be held on May 8, 2008 (the “Proxy Statement”) are incorporated by reference into Part III.

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Company’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1— BUSINESS

General

Oak Ridge Financial Services, Inc. (referred to as the “Company” or by the use of “we,” “our” or “us”) was incorporated under the laws of the State of North Carolina on April 20, 2007, at the direction of the Board of Directors of Bank of Oak Ridge (the “Bank”), for the purpose of serving as the bank holding company for the Bank and became the holding company for the Bank on April 20, 2007. To become the Bank’s holding company, Registrant received approval of the Federal Reserve Board as well as the Bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for the no par value common stock of the Registrant.

The Bank was incorporated on April 6, 2000 as a North Carolina-chartered commercial bank and opened for business on April 10, 2000. Including its main office, the Bank operates five (5) full service branch offices in Oak Ridge, Summerfield, and Greensboro, North Carolina.

The Registrant operates for the primary purpose of serving as the holding company for the Bank. The Registrant’s headquarters are located at 2211 Oak Ridge Road, Oak Ridge, North Carolina 27310.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small- to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Lending Activities

General. The Bank provides a wide range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. It also makes real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of the commercial loans are collateralized with real estate in the Bank’s market but such collateral is mainly a secondary, and not primary, source of repayment. The Bank has maintained a balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 55% of the loan balances outstanding at December 31, 2007 while fixed rate loans accounted for 45% of the balances.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work.

Commercial Mortgage Loans. The Bank originates and maintains a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. The Bank requires the personal guaranty of principals and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Bank also makes loans secured by commercial/investment properties provided the subject property is either pre-leased or pre-sold before the Bank commits to finance its construction.

Construction Loans. Another of the Bank’s primary lending focuses is construction/development lending. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of homes. The Bank finance “starter” homes as well as “high-end” homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. The Bank lend to builders in its market who have demonstrated a favorable record of performance and profitable operations. The Bank limit the number of unsold homes for each builder but there is no limit for pre-sold homes. The Bank will also finance small tract developments and sub-divisions; however, the Bank seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division. The Bank endeavor to further limit its construction lending risk through adherence to established underwriting procedures and the requirement of documentation of all draw requests. The Bank requires personal guarantees of the principals and demonstrated secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is another focus of the Bank’s lending activities. Commercial loans include secured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees of the principals and secondary sources of repayment, primarily a deed of trust on local real estate. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as commercial mortgage loans. More frequent repricing means that yields on the Bank’s commercial loans adjust more quickly with changes in interest rates.

Loans to Individuals, Home Equity Lines of Credit and Residential Real Estate Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate secondary source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Residential real estate loans are made for purchasing and refinancing one to four family properties. The Bank offer fixed and variable rate options, but generally limit the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which originates loans and brokers them for sale in the secondary market. Such loans are closed by mortgage brokers and are not funded by us. The Bank anticipate that it will continue to be an active originator of mortgage loans and only hold for its own account a small number of well-collateralized, non-conforming residential loans.

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that the Bank seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual loan officer, the Bank’s officers’ loan committee or, for the largest relationships, the directors’ loan committee. The Bank’s full Board is required to approve any single transaction of $2.0 million or more. These amount limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors. Responsibility for loan review, underwriting, compliance and document monitoring resides with the senior credit officer. He is responsible for loan processing and approval. On an annual basis, the board of directors of the Bank determines the President’s lending authority, who then delegates lending authorities to the senior credit officer and other lending officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the board of directors or the President within his delegated authority.

Credit Cards. The Bank offers a credit card on an agency basis as an accommodation to its customers. The Bank assumes none of the underwriting risk.

Loan Participations. From time to time the Bank purchase and sell loan participations to or from other banks within and outside its market area. All loan participations purchased have been underwritten using the Bank’s standard and customary underwriting criteria.

Commitments and Contingent Liabilities

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit. The Bank apply the same credit standards to these commitments as the Bank use in all of its lending activities and have included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note M of the “Notes to Consolidated Financial Statements.”

Asset Quality

The Bank considers asset quality to be of primary importance, and employs a third party loan reviewer to ensure adherence to the lending policy as approved by its Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly. At least annually the Bank undergoes a loan review by an outside third party who reviews compliance with its underwriting standards and risk grading and provides a report detailing the conclusions of that review to the Bank’s Board of Directors and senior management. The Bank’s Board of Directors requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

Investment Activities

The Bank’s investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a nominal percentage of the Bank’s interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that the Bank may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. The Bank carry these investments at market value, which it generally determine using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses are excluded from its earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

Deposit Activities

The Bank provides a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Bank use brokered deposits to supplement its funding sources. However, the Bank strives to establish customer relations to attract core deposits in non-interest bearing transactional accounts and thus reduces its cost of funds.

Borrowings

As additional sources of funding, the Bank uses advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) under a line of credit equal to 30% of the Bank’s total assets ($78.59 million at December 31, 2007). Outstanding advances at December 31, 2007 were $16.0 million. Pursuant to collateral agreements with the FHLB, at December 31, 2007 advances were secured by investment securities available for sale with a fair value of $9.8 million and by loans with a carrying amount of $33.0 million, which approximates market value.

The Bank may purchase federal funds through five unsecured federal funds lines of credit aggregating $3.5 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no federal funds purchased at December 31, 2007.

Junior Subordinated Debt

In June of 2007, the Company placed $8.0 million in trust preferred securities through its subsidiary, Oak Ridge Statutory Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust-preferred securities in junior subordinated deferrable interest debentures issued by the Bank. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 160 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by the Bank for income tax purposes. The trust preferred securities are redeemable on or after July 2012. The Bank has fully and unconditionally guaranteed the trust-preferred securities through the combined operation of the debentures and other related documents. The Bank’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling the Bank to enhance its regulatory capital positions without diluting the ownership of its stockholders.

Investment Services

The Bank’s Investment Services Group, formed in 2003, services its banking offices and employs two financial advisors. Two additional financial advisors were hired in 2005 and generally operate independently of the Bank and do business as Oak Ridge Wealth Management. These four employees are also employees of Financial Network Investment Corporation. The Investment Services Group offers financial planning services and sells investment products such as mutual funds, equities, and fixed and variable annuities. The Bank anticipates continuing to expand this division during 2008.

Courier Services

The Bank offers courier services to its customers, for a minimal fee, as a convenience and a demonstration of its commitment to superior customer-service. Its couriers travel to the customer’s location, pick-up non-cash deposits from the customer and deliver those deposits to the Bank. The Bank believes its couriers serve as ambassadors for the Bank and enhance its presence in the communities it serves.

Banking Technology

Because of the level of sophistication of its markets, the Bank commenced operations with a full array of technology available for its customers. The Bank’s customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiates wire transfer requests and stop payment orders of checks. The Bank provides its customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks. Through branch image capture technology, the Bank offers same day credit for deposits made prior to 6:00.

Strategy

The Bank’s strategy is focused towards achieving growth and performance through exceptional customer service and sound asset quality, providing a comprehensive combination of products and services that allows it to compete with large and small financial institutions, and being able to rapidly adapt to the rapidly changing financial services industry.

Primary Market Area

The Bank’s primary market area consists of Oak Ridge, Summerfield and Greensboro, North Carolina and surrounding areas. Its main office is located in Oak Ridge, Guilford County, North Carolina and its four branch offices are located in Summerfield and Greensboro, North Carolina. The Bank’s loans and deposits are primarily generated from the Oak Ridge, Summerfield and Greensboro communities. To meet funding needs, the Bank occasionally solicits deposits outside its primary market area using a national certificate of deposit rate service.

Competition

Commercial banking in North Carolina is highly competitive, due in large part to North Carolina’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in the Bank’s banking market, and the Bank competes with other commercial banks, savings banks and credit unions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”) dated June 30, 2007, there were 142 offices of 26 different commercial banks and one savings bank in Guilford County. Four banks (Wachovia Bank, BB&T, Bank of America, and SunTrust) controlled an aggregate of 68.3 percent of all deposits in Guilford County, while the Bank held a 2.59 percent market share. Thus, the Bank’s market is highly competitive, and customers tend to aggressively “shop” the terms of both their loans and deposits.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of the Bank’s competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than the Bank. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than the Bank. In terms of assets, the Bank is smaller than many commercial banks in North Carolina, and there is no assurance that the Bank will be or continue to be an effective competitor in its banking market. However, the Bank believes that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. Additionally, the Bank believes that the continued growth of its banking market affords an opportunity to capture new deposits from new residents.

Substantially all of the Bank’s customers are individuals and small- and medium-sized businesses. The Bank attempts to differentiate itself from its larger competitors with a focus on relationship banking, personalized service, direct customer contact, innovative products and services; as well as its ability to make credit and other business decisions locally. The Bank believes that its focus allows the Bank to be more responsive to its customers’ needs and more flexible in approving loans based on collateral quality and personal knowledge of its customers.

Employees

At December 31, 2007, the Bank had 59 full-time employees and seven part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

REGULATION

Regulation of the Banks

Banks are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits. The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset future assessments until exhausted.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the riskbased capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.46% and 10.40%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants;

•	the establishment of uniform accounting standards by federal banking agencies;

•

the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital; and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions, which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions, which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted (the “Patriot Act”). The Patriot Act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Patriot Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

Miscellaneous. The dividends that may be paid by each bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless a bank’s capital surplus is at least 50% of its paid-in capital.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

Regulation of the Company

Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the banks with each other or with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Company to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal and state securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial adviser;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000 (the “Modernization Act”), the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the FDIC Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including the Bank, is significant in terms of the time, resources and costs associated with complying with the law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank is presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of adjusted total assets;

•	a risk based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2007, the Company was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.34% and 12.26%, respectively.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends the Company receives from the Bank. At present, the Company’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Company holds. The Company must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of its operating expenses and the board of directors decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Bank expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Company and/or to make required payments on its debt obligations, including the interest payments on its junior subordinated debt.

The FDIC Improvement Act requires the federal bank regulatory agencies biannually to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, and any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services. Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. Accordingly, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle-Neal Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle-Neal Act. As a result, an out-of-state bank that does not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, or the effect thereof on its operations.

ITEM 1A—RISK FACTORS

Risk Factors of the Company

The Company may not be able to maintain and manage its growth, which may adversely affect its results of operations and financial condition and the value of its common stock.

The Company’s strategy has been to increase the size of the Bank by opening new offices and aggressively pursuing business development opportunities. The Bank has grown rapidly since its commenced operations. The Company can provide no assurance that the Bank will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with its growth strategy. There can be no assurance that the Bank’s further expansion will be profitable or that the Bank will continue to be able to sustain its historical rate of growth, either through internal growth or through successful expansion of its markets, or that the Bank will be able to maintain capital sufficient to support its continued growth. If the Bank grows too quickly, however, and is not able to control costs and maintain asset quality, rapid growth also could adversely affect its financial performance. The Company may acquire other banks as a means to expand into new markets or to capture additional market share. The Company is unable to predict whether or when any prospective acquisitions will occur or the likelihood of completing an acquisition on favorable terms and conditions. Any acquisition involves certain risks including, but not limited to:

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of its ongoing businesses;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which the Bank has little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the acquired business; and

•	brand awareness issues related to the acquired assets or customers.

If the Company decides to make an acquisition, there can be no assurance that the acquired bank would perform as expected.

The Company’s recent operating results may not be indicative of its future operating results.

The Company may not be able to sustain its historical rate of growth. Because of its relatively small size and shorter operating history, it will be difficult for the Company to replicate its historical earnings growth as it continues to expand. Consequently, its historical results of operations will not necessarily be indicative of its future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede the Company’s ability to expand its market presence. If the Company experiences a significant decrease in its historical rate of growth, its results of operations and financial condition may be adversely affected because a high percentage of its operating costs are fixed expenses.

A decrease in interest rates could adversely impact the Company’s profitability.

The Company’s results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of its earnings is the Bank’s net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and the Bank’s borrowings. Like many financial institutions, the Bank is subject to the risk of fluctuations in interest rates. A significant decrease in interest rates could have a material adverse effect on its net income as the Bank would expect the yields on its earning assets to decrease more quickly than the cost of its interest-bearing deposits and borrowings.

The Company’s profitability depends significantly on economic conditions in its market area.

The Company’s success depends to a large degree on the general economic conditions in Guilford County and adjoining markets. The local economic conditions in these areas have a significant impact on the amount of loans that the Bank makes to its borrowers, the ability of its borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic condition caused by inflation, recession, unemployment or other factors beyond its control would impact these local economic conditions and could negatively affect the Bank’s financial condition and performance.

The lack of seasoning of the Bank’s loan portfolio makes it difficult to assess the adequacy of its loan loss reserves accurately.

The Bank attempts to maintain an appropriate allowance for loan losses to provide for potential losses in its loan portfolio. The Bank periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the equality, mix, and size of its overall loan portfolio;

•	its historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing loans.

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to the Bank’s rapid growth over the past several years and its limited operating history, a large portion of the loans in its loan portfolio was originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio. Because the Bank’s loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, the Bank may be required to increase its provision for loan losses, which would decrease its net income and possibly its capital.

If the Bank experiences greater loan losses than anticipated, it will have an adverse effect on its net income.

While the risk of nonpayment of loans is inherent in banking, if the Bank experiences greater nonpayment levels than it anticipates, its earnings and overall financial condition, as well as the value of its common stock, could be adversely affected.

The Bank cannot assure you that its monitoring procedures and policies will reduce certain lending risks or that its allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in its loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event its shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect its profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in the Bank’s provision for loan losses. This would reduce the Bank’s earnings, which could have an adverse effect on its stock price.

Liquidity is essential to the Bank’s business and it relies, in part, on external sources to finance a significant portion of its operations.

Liquidity is essential to the Bank’s business. Its liquidity could be substantially negatively affected by its inability to access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that the Bank cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair its ability to raise funding. In addition, the Bank’s ability to raise funding could be impaired if the FHLB or deposit brokers develop a negative perception of its long-term or short-term financial prospects. Such negative perceptions could be developed if the Bank suffers a decline in the level of the Bank’s business activity, regulatory authorities take significant action against it, or it discovers employee misconduct or illegal activity, among other things. If the Bank were unable to raise funds using the methods described above, it would likely need to liquidate unencumbered assets, such as its investment and loan portfolios, to meet maturing liabilities. The Bank may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its operations.

The Company heavily relies on the services of key personnel.

Ronald O. Black, the president and chief executive officer of the Company and the Bank, has substantial experience with its operations and has contributed significantly to its growth since its’ founding. The loss of the services of Mr. Black or of one or more of the key members of our executive management team may have a material adverse effect on the Bank’s operations. If Mr. Black or other members of the executive management team were no longer employed by it, the ability of the Company, to implement its growth strategy could be impaired.

The ability to retain and attract qualified employees is critical to the success of the Bank’s business and the failure to do so may materially adversely affect its performance.

Its people are its most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, the Bank must compensate such employees at market levels. Those levels have caused employee compensation to be the Bank’s greatest expense as compensation is highly variable and moves with performance. If the Bank are unable to continue to attract and retain qualified employees, or if compensation costs required to attract and retain employees become more expensive, its performance, including its competitive position, could be materially adversely affected.

The success of the Company’s growth strategy depends on its ability to identify and retain individuals with experience and relationships in the markets in which the Company intends to expand.

The Company may expand its banking network over the next several years, not just in its existing core market area, but also in other community markets throughout central North Carolina and other contiguous markets. To expand into new markets successfully, the Company must identify and retain experienced key management members with local expertise and relationships in these markets. The Company expects that competition for qualified management in the markets in which it may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if the Company identifies individuals that it believes could assist it in establishing a presence in a new market, it may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out its strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit its growth and could materially adversely affect the Company’s business, financial condition, and results of operations.

New or acquired bank office facilities and other facilities may not be profitable.

The Company may not be able to identify profitable locations for new bank offices and the costs to start up new bank office facilities or to acquire existing bank offices, and the additional costs to operate these facilities, may increase its noninterest expense and decrease earnings in the short term. If offices of other banks become available for sale, the Company may acquire those offices. It may be difficult to adequately and profitably manage its growth through the establishment or purchase of bank offices. In addition, the Company can provide no assurance that any such offices will successfully attract enough deposits to offset the expenses of their operation.

The Company is subject to operational risk and an operational failure could materially adversely affect its businesses.

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people and/or systems. Operational risk also refers to the risk that external events, such as external changes (e.g., natural disasters, terrorist attacks and/or health epidemics), failures or frauds, will result in losses to its businesses.

The Bank’s business is highly dependent on its ability to process, on a daily basis; a large number of transactions and the transactions the Bank processes have become increasingly complex. The Bank performs the functions required to operate its business either by itself or through agreements with third parties. The Bank rely on the ability of its employees, its internal systems and systems at technology centers operated by third parties to process high numbers of transactions. In the event of a breakdown or improper operation of its or third-party’s systems or improper action by third parties or employees, the Bank could suffer financial loss, an impairment to its liquidity, a disruption of its businesses, regulatory sanctions and damage to its reputation.

In order to be profitable, the Company must compete successfully with other financial institutions, which have greater resources and capabilities than it does.

The banking business in North Carolina in general, and in the Triad area in particular, which is part of its market area, is extremely competitive. Most of the Company’s competitors are larger and have greater resources than the Bank does and have been in existence a longer period of time. The Bank will have to overcome historical bank-customer relationships to attract customers away from its competition. The Bank competes with the following types of institutions:

• other commercial banks	• securities brokerage firms

• savings banks	• mortgage brokers

• thrifts	• insurance companies

• credit unions	• mutual funds

• consumer finance companies	• trust companies

Some of the Company’s competitors are not regulated as extensively as it is and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Applicable North Carolina law determines the Bank’s legal lending limit. The size of the loans, which it can offer to its customers, may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree the Bank’s success in establishing relationships with the larger businesses in its market.

The Company and the Bank are subject to extensive regulation that could limit or restrict its activities.

The Company and the Bank operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Commissioner, the FDIC, and the Federal Reserve Board. Its compliance with these regulations is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. The Company and the Bank must also meet regulatory capital requirements. If the Bank fails to meet these capital and other regulatory requirements, its financial condition, liquidity, and results of operations would be materially and adversely affected. The failure by the Company and the Bank to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, its ability to grow, its cost of funds and FDIC insurance, its ability to pay dividends on common stock, and its ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and the Bank cannot predict the effects of these changes on its business and profitability. For example, new legislation or regulation could limit the manner in which the Company and the Bank may conduct their business, including its ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The Bank’s cost of compliance could adversely affect its ability to operate profitably.

The Company’s growth may require us to raise additional capital that may not be available when it is needed, or at all.

The Company and the Bank are required by regulatory authorities to maintain adequate levels of capital to support their operations. The Company anticipates that their capital resources will satisfy its capital requirements for the foreseeable future. They may at some point, however, need to raise additional capital to support its continued growth. The Company’s ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Bank may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If the Bank cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired. In addition, if the Company issues additional equity capital, the interests of existing shareholders would be diluted.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. The Company has experienced, and it expects to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. The Company expects these rules and regulations to continue to increase its accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that the Company is unable to achieve or maintain compliance with the Sarbanes-Oxley Act and related rules, it may be adversely affected.

The Company is evaluating its internal control systems in order to allow management to report on, and its independent registered public accounting firm to attest to, its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If the Company identifies significant deficiencies or material weaknesses in its internal control over financial reporting that it cannot remediate in a timely manner, or if the Company is unable to receive a positive attestation from its independent registered public accounting firm with respect to its internal control over financial reporting, the trading price of its common stock could decline, the Company’s ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, its common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of the Company’s common stock would be severely limited and the market price of its common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for the Company to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on its Board or as executive officers.

Risks Related to an Investment in the Company’s Common Stock

Its securities are not FDIC insured.

Its common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal.

The Company does not plan to pay cash dividends for the foreseeable future.

The Company does not expect to pay cash dividends on its common stock in the foreseeable future, as it intends to retain earnings to provide the capital necessary to fund its growth strategy. The Company’s ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal banking regulations, the Company’s income and financial condition, tax considerations, and general business conditions. The Company’s dividend payments, if any, will be made from dividends received from the Bank. The Bank may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statute § 53-87. Regulatory authorities may limit the payment of dividends by the Bank if it determines that such limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

We have implemented anti-takeover devices that could make it more difficult for another company to acquire us, even though such an acquisition may increase shareholder value.

In some cases, shareholders would receive a premium for their shares if another company acquired the Company. However, state and federal law and the Company’s articles of incorporation and bylaws make it difficult for anyone to acquire us without approval of its Board. For example, the Company’s articles of incorporation require a supermajority vote of two-thirds of its outstanding common stock in order to affect a sale or merger of the Company in certain circumstances. The Company’s bylaws also divide the Board of Directors into three classes of directors serving staggered three-year terms with approximately one-third of the Board of Directors elected at each annual meeting of shareholders. The classification of directors makes it more difficult for shareholders to change the composition of the Board. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the Board would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

The holder of the Bank’s junior subordinated debenture has rights that are senior to those of its common shareholders.

The Company has supported its continued growth through the issuance of trust-preferred securities from the Trust and an accompanying sale of an $8.2 million junior subordinated debenture to the Trust. Payments of the principal and interest on the trust preferred securities of this Trust are conditionally guaranteed by the Bank. Further, the accompanying junior subordinated debenture that the Bank issued to the Trust is senior to its shares of common stock. As a result, the Company and the Bank must make payments on the junior subordinated debenture before any dividends can be paid on the Company’s common stock and, in the event of its bankruptcy, dissolution or liquidation, the holder of the junior subordinated debenture must be satisfied before any distributions can be made on its common stock. The Bank has the right to defer distributions on the junior subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

ITEM 1A—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

The following table summarizes certain information about the headquarters of the Company, the Bank’s branch offices in Summerfield and Greensboro, as well as information related to the Company’s administrative offices as of December 31, 2007.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Headquarters 2211 Oak Ridge Road Oak Ridge, North Carolina	2003	6,800	Building Owned/Land Leased (1)	Ground lease expires in 2023 with two (2) ten-year renewal options

Summerfield Office 4423 NC Highway 220 North Summerfield, North Carolina	2003	3,300	Leased	Expires in 2023 with four (4) five-year renewal options

Operations Center 1684 NC Highway 68 North Oak Ridge, North Carolina	2001	2,800	Owned (2)

Greensboro Office 1597 New Garden Road Greensboro, North Carolina	2005	3,500	Building Owned/Land Leased	Ground lease expires in 2025 with four (4) five-year renewal options

Irving Park Office 2102 Elm Street, Suite C Greensboro, North Carolina	2006	2,500	Leased	Expires in 2013 with (2) five-year renewal options

Lake Jeanette Office 400 Pisgah Church Road Greensboro, North Carolina	Anticipated 2008	5,800	Owned

(1)	The Bank leases the 2.04 acres of land underlying this owned building.
(2)	The Bank owns the mobile unit and purchased the 1.2 acres of land on which the Bank’s mobile unit and improvements reside in 2004 for a purchase price of $522,720.

At December 31, 2007, the total consolidated net book value of the Company’s land, buildings and leasehold improvements totaled approximately $5,381,000. The total net book value of its furniture, fixtures and equipment at December 31, 2007 was approximately $1,374,000. Each of the existing and proposed facilities and locations of the Company and its subsidiaries is considered by the management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2007, the Bank had no real estate acquired in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company or one of its subsidiaries may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company’s financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Bank’s common stock began trading on April 6, 2000 and began quotation on the NASDAQ Capital Market under the symbol “BKOR” on January 29, 2004. Prior to January 29, 2004, there was no established public market for the common stock. In April of 2007, the Bank was reorganized as a subsidiary of the Company. The common stock of the Company continues to be quoted on the NASDAQ Global Market under the symbol “BKOR.”

As of February 29, 2008, the Company had approximately 991 stockholders of record.

The following table lists the high and low sales information for the Company’s common stock for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Through February 27, 2008, the last sale of the Company’s common stock quoted on the NASDAQ Capital Market was at a price of $9.90 per share.

	Sales Price Range
Quarter	High	Low
2007 First	$13.00	$11.54
Second	$12.25	$10.33
Third	$11.21	$10.00
Fourth	$10.75	$9.00

	Sales Price Range
Quarter	High	Low
2006 First	$13.75	$11.30
Second	$14.98	$13.00
Third	$13.94	$12.50
Fourth	$14.00	$12.55

Equity Compensation Plan Information

The following table presents the number of shares of common stock to be issued upon the exercise of outstanding options as of December 31, 2007, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Bank’s security holders	352,171	$9.87	3,600
Equity compensation plans not approved by the Bank’s security holders	-0-	N/A	-0-

Total	352,171	$9.87	3,600

The Company did not repurchase any shares of common stock during the fourth quarter of 2007.

See “ITEM 1. DESCRIPTION OF BUSINESS–Supervision and Regulation” above for regulatory restrictions which limit the ability of the Company and the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends since its inception.

See “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plans information.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the years ended December 31, 2007 and 2006. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and Bank of Oak Ridge for the years ended December 31, 2007 and 2006. The financial statements presented contain the consolidation of Oak Ridge Financial Services, Inc. and the Bank only. The Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

Executive Overview

Significant accomplishments

In the opinion of the Company’s management, the Company’s most significant accomplishments during 2007 were as follows:

•	Total assets increased 27 percent;

•	Total loans increased 33 percent;

•	Total deposits increased 27 percent;

•	Total noninterest-bearing deposits increased 7 percent;

•	Total noninterest income increased 24 percent;

•	Raised $8.3 million in subordinated debentures that can be used as capital at both the Bank and Company level;

•	Asset quality improved, as reflected in a decline from 2006 to 2007 in nonperforming assets and net loan charge-offs to average loans outstanding;

•	Third Greensboro Office opened in early 2008

•	Continued to market the Bank’s new “Open Early, Open Late” and “Six-day Branch Banking at all Locations” strategy implemented in August of 2006

Challenges

The Company has grown at a rapid pace since the opening of the Bank in April of 2000, and its business has become more dynamic and complex in recent years as the Bank has enhanced or added delivery channels, products and services, and lines of businesses. While the achievement of the Company’s strategic initiatives and established long-term financial goals is subject to many uncertainties and challenges, management has identified the challenges that are most relevant and most likely to have a near-term effect on operations, which are presented below:

•	Increasing core deposits;

•	Increasing interest and noninterest revenue;

•	Improving efficiency and controlling noninterest expenses;

•	Maintaining its net interest margin in a declining interest rate environment;

•	Continuing to maintain its strong asset quality;

•	Controlling costs associated with the current heightened regulatory environment;

•	The economic environment in its geographic market;

•	Volatility in the mortgage banking business;

•	Competition from bank and nonbank financial service providers; and

•	Intense price competition.

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and consolidated results of operations. You should read the discussion in conjunction with the Company’s consolidated Financial Statements and the notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those described in the forward-looking statements as a result of various factors. This discussion is intended to assist in understanding its financial condition and results of operations.

Comparison of Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Net Income

For the year ended December 31, 2007, the Company reported a decrease in net income of 20 percent to $1.0 million compared to $1.3 million for the year ended December 31, 2006. Net income per diluted share decreased 19 percent to $0.55 compared to $0.68 for the prior year period. Returns on average assets and average equity were 0.44 percent and 5.94 percent, respectively, for the year ended December 31, 2007, compared to 0.68 percent and 7.92 percent for the prior year period.

For the year ended December 31, 2006, the Company reported an increase in net income of 59 percent to $1.3 million compared to $794,000 for the year ended December 31, 2005. Net income per diluted share increased 55 percent to $0.68 compared to $0.44 for the prior year period. Returns on average assets and average equity were 0.68 percent and 7.92 percent, respectively, for the year ended December 31, 2006, compared to 0.52 percent and 5.38 percent for the prior year period.

Net Interest Income

Net interest income was $7.6 million for the year ended December 31, 2007 compared to $6.5 million for the prior year. The 16 percent increase in net interest income was due primarily to growth in average earning assets.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2007 was 3.58 percent compared to 3.75 percent for the prior year. The average yield on earning assets for the current period was 7.64 percent compared to 7.31 percent for the year ended December 31, 2006, and the average cost of interest-bearing liabilities was 4.62 percent for the current period compared to 4.10 percent for the year ended December 31, 2006. The decline in interest rate spread from 3.21 percent to 3.02 percent was further impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 111.97 percent at December 31, 2006 to 110.80 percent at December 31, 2007.

Between December 13, 2005 and June 29, 2006, the Federal Reserve Board increased short-term interest rates five times for a total of 125 basis points. Interest rates stabilized over the last five months of 2006 and through the first eight months of 2007. While several factors influence the level of intermediate and long-term interest rates, increases in short-term interest rates generally result in a parallel shift in the entire yield curve across all investment time horizons. However, the rate increases of the Federal Reserve Board did not impact intermediate and long-term rates in the typical manner, as from the second quarter of 2006 through August 2007 those rates continued to trade in very tight ranges to levels seen prior to July 2004. The result was a flat to inverted yield curve across investment terms during most of the period between the second quarter of 2006 through August 2007. In other words, where historically interest rates for ten year terms were higher than overnight and other short-term investments, the yield curve during that period of time had short-term interest rates at higher levels than ten-year rates.

As the economy weakened in the latter part of 2007 the Federal Reserve Board decreased short-term rates three times for a total of 100 basis points. During this period of time the yield curve began to take on an upward sloping shape, as short-term interest rates fell below interest rates for longer maturity investment instruments.

The increase in short-term rates during the first half of 2006 initially helped the Company’s net interest margin as the majority of the Company’s loan portfolio carries variable rate pricing, mostly based on the Prime lending rate. As short-term rates rose, variable rate loans repriced higher resulting in a higher yield on interest-earning assets. However, as the flat or inverted yield curve persisted into 2006 and 2007 the Company’s dependence on certificate of deposit funding began to negatively impact the net interest margin as the average cost of interest-bearing liabilities increased. Additionally, the quick succession of interest rate cuts by the Federal Reserve Board in the latter part of 2007 negatively impacted the Company’s net interest margin as the average yield on interest-earning assets decreased as the rates on the variable rate loan portfolio declined. Additionally, in the latter part of 2007 certificate of deposit rates remained stubbornly high even as short-term market rates declined, further negatively impacting the Company’s net interest margin. The Company expects to experience some net interest margin compression in the current declining short-term interest rate environment. In general, in rising or falling interest rate environments, the Company would expect moderate expansion or contraction of margin, respectively.

Total average interest-earning assets were $211.4 million for the year ended December 31, 2007, increasing by $37.7 million or 22% when compared to an average of $173.8 million for the year ended December 31, 2006. Increases in average balances by earning asset category were as follows: average loans increased by $42.9 million or 31% from $139.3 million in 2006 to $182.2 million in 2007, taxable investments, trading securities and restricted equity securities decreased by $7.3 million or 25% from $29.0 million in 2006 to $21.7 million in 2007, and Federal Funds sold and interest-bearing bank deposits increased by $2.1 million or 38% from $5.5 million in 2006 to $7.6 million in 2007. Total average interest-bearing liabilities increased by $35.6 million with interest-bearing deposit accounts increasing $31.2 million or 23% and borrowings increasing $4.4 million or 26%.

Total interest income for 2007 increased by $3.5 million to $16.4 million compared $12.9 million for the prior year. The increase was the result of $236,000 improvement due to the rate environment and $3.3 million from increased earning asset levels. Total interest expense grew by $2.5 million with $876,000 due to the rate environment and $1.6 million due to increased interest-bearing liabilities.

Average Balances and Average Rates Earned and Paid

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Nonaccrual loans have been included in determining average loans.

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and interest bearing bank deposits	$7,601	$389	5.12%	$5,471	$275	4.96%	$2,536	$91	3.54%
Taxable investment, trading securities and restricted equity securities	21,689	1,090	5.03	28,994	1,261	4.29	34,483	1,449	4.14
Loans receivable	182,152	14,895	8.18	139,324	11,345	8.03	105,229	7,418	6.95
Total interest-earning assets	211,442	16,374	7.74	173,789	12,881	7.31	142,248	8,958	6.21

Non-interest-earning assets	15,790			11,537			9,432
Total assets	$227,232			$185,326			$151,680

Interest-bearing liabilities:
Deposit accounts	$169,324	$7,578	4.48%	$138,134	$5,470	3.96%	$103,856	$2,918	2.81%
Borrowings	21,516	1,235	5.74	17,083	887	5.12	22,455	784	3.44

Total interest-bearing liabilities	190,840	8,813	4.62	155,217	6,357	4.10	126,311	3,702	2.93
Non-interest-bearing liabilities	19,464			14,208			10,615
Stockholders’ equity	16,928			15,901			14,754
Total liabilities and stockholders’ equity	$227,232			$185,326			$151,680

Net interest income and interest rate spread		$7,561	3.12%		$6,524	3.21%		$5,256	3.28%
Net interest-earning assets and net interest margin	$20,602		3.67%	$18,572		3.75%	$15,937		3.69%

Ratio of interest-earning assets to interest-bearing liabilities			110.80%			111.97%			112.62%

(1)	Average loan balances include nonaccrual loans.
(2)	Deferred loan fees are included in interest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (2) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (3) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Table 2. Rate/Volume Variance Analysis

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total	Rate	Volume	Total	Rate	Volume
	(dollars in thousands)
Interest income:
Federal funds sold and interest-bearing bank deposits	$114	$5	$109	$184	$47	$137
Taxable investment and restricted equity securities	(171)	174	(345)	(188)	49	(237)
Loans receivable	3,550	57	3,493	3,927	1,273	2,654

Total interest income	3,493	236	3,257	3,923	1,369	2,554

Interest expense:
Deposit accounts	2,108	775	1,333	2,552	1,413	1,139
Borrowings	348	101	247	103	317	(214)

Total interest expense	2,456	876	1,580	2,655	1,730	925

Net interest income increase (decrease)	$1,037	$(640)	$1,677	$1,268	$(361)	$1,629

Provision for Loan Losses

The Company’s provision for loan losses for 2007 was $448,000 compared to $333,000 recorded in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The primary reason for the increased provision from 2006 to 2007 was an increase in loans from 2006 to 2007. The increase in the provision was based on the Bank’s assessment of the strong credit quality of the Company’s current loan portfolio as well as a low level of charge offs in the last three fiscal years. The allowance for loan losses to total loans was 1.15 percent, 1.07 percent, and 1.00 percent as of December 31, 2005, 2006 and 2007, respectively.

Noninterest Income

The major components of noninterest income are shown in Table 3. Noninterest income for the Company consists of revenues generated principally from service charges on deposit accounts, loan origination fees on sold mortgage loans, investment and insurance commissions, bank owned life insurance income, and other service charges and fees.

Noninterest income totaled $2.6 million for 2007, up $495,000, or 24 percent, from $2.1 million for 2006. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $586,000 for the current year, a 35 percent increase over the $434,000 of service fees and charges earned for 2006. Mortgage loan fee income was positively impacted by more productive mortgage originators in 2007 compared to 2006, and totaled $428,000 for the current year, a 29 percent increase over the $332,000 of mortgage loan fee income earned for 2006. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest category. Investment and insurance commissions totaled $925,000 for the current year, a 12 percent increase over the $827,000 earned in 2006, largely due to increased revenue from both the Investment Services Group and the Oak Ridge Wealth Management business units. Income earned on bank owned life insurance totaled $161,000 for the current year, a 3 percent increase over the $156,000 earned in 2006. The small increase from 2005 to 2006 was largely due to slightly higher interest rates on the underlying insurance policies in 2007 compared to 2006. Fee income from accounts receivable financing totaled $342,000 for the current year, a 102 percent increase over the $169,000 earned in 2006. This increase is largely due to the addition of new customers in 2007. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, and totaled $252,000 for the current year, a 67 percent increase over the $151,000 earned in 2006. These increases were offset by a decrease in trading income of $129,000. The decline in trading income was caused by two items, both of which are nonrecurring. First, the trading portfolio experienced a market value increase during 2007 of $36,000. Second, the Company sold off substantially its entire trading portfolio near the end of the second quarter, which resulted in a $165,000 loss. The company believes that the new investment portfolio that was purchased improved its asset liability position; additionally, the new investment portfolio also had a higher yield than the sold investment portfolio.

Noninterest income totaled $2.1 million for 2006, up $800,000, or 62 percent, from $1.3 million for 2005. Service fees and charges, totaled $434,000 for 2006, a 6 percent increase over the $408,000 of service fees and charges earned for 2005. Mortgage loan fee income totaled $332,000 for 2006, a 12 percent increase over the $296,000 of mortgage loan fee income earned for 2005. The Bank’s Investment Services Group, which services its banking offices, were joined in 2005 by two additional financial advisors which generally operate independently of the Company and do business as Oak Ridge Wealth Management. Investment and insurance commissions totaled $827,000 for 2006, a 138 percent increase over the $348,000 earned in 2005, largely due to the addition of Oak Ridge Wealth Management revenue in addition to increased revenue from its Investment Services Group. Income earned on bank owned life insurance totaled $156,000 for 2006, a 3 percent decline over the $161,000 earned in 2005. The small increase from 2005 to 2006 was largely due to slightly lower interest rates on the underlying insurance policies in 2006 compared to 2005. Fee income from accounts receivable financing totaled $169,000 for 2006, a 1,107 percent increase over the $14,000 earned in 2005. This increase is largely due to the addition of new customers in 2006. Other service charges and fees benefited from its increased number of product offerings and deposit accounts, and totaled $151,000 in 2006, a 56 percent increase over the $97,000 earned in 2005.

Table 3. Sources of Noninterest Income

	Years ended December 31,
	2007	2006	2005
	(dollars in thousands)
Service charges on deposit accounts	$586	$434	$408
Trading Income	(129)
Net realized loss on sale of investment securities available for sale	—	—	1
Mortgage loan origination fees	427	332	296
Investment and insurance commissions	925	827	348
Income earned on bank owned life insurance	161	156	161
Fee income from accounts receivable financing	342	169	14
Other service charges and fees	252	151	97

Total noninterest income	$2,564	$2,069	$1,325

Noninterest Expense

Non-interest expenses were $8.1 million for the year ended December 31, 2007 compared to $6.8 million for the prior year period. The $1.3 million or 19 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network. Of the $1.3 million, $1.2 million was in salaries and employee benefits and other expenses, which are the areas most, impacted by the branch network and infrastructure improvements. The major components of noninterest expense are shown in Table 4.

Salaries and employee benefits for the year ended December 31, 2007 were $4.5 million reflecting an $800,000 increase when compared to the $3.7 million for the year ended December 31, 2006. Increases in salaries and employee benefits were due to an increase in support positions to service the Company’s continued growth. To a lesser extent, the increase was due to increased banking office and support positions to service the Bank’s new extended business hours that were put in place in October of 2006.

Occupancy, equipment, data processing, professional and advertising, and stationary and supplies expenses were relatively unchanged from 2006 to 2007 as these areas were not significantly impacted by the Company’s continued growth, and were positively impacted by the an emphasis on controlling such expenses.

Telecommunications expense for the year ended December 31, 2007 were $212,000 reflecting a $57,000 increase when compared to the $155,000 for the year ended December 31, 2006. A continuing investment in increased bandwidth to support the Company’s growth caused most of the increase between the two years.

Other noninterest expenses for the year ended December 31, 2007 were $975,000 reflecting a $384,000 increase when compared to the $591,000 for the year ended December 31, 2006.

Non-interest expenses were $6.8 million for the year ended December 31, 2006 compared to $5.3 million for the year ended December 31, 2005. The $1.5 million or 28 percent increase was mostly due to new banking offices that were opened in August 2005 and June 2006, as well as an increase in support positions to support the Company’s continued growth and to service the Company’s new extended business hours that were implemented in October of 2006. The increases in occupancy and equipment expenses were due to the opening of two new offices in 2005 and 2006. Telecommunications expense increased from 2005 to 2006 due to the Company’s increased investment in high speed bandwidth in 2006 as well as the addition of two new banking offices in 2005 and 2006.

Table 4. Sources of Noninterest Expense

	Years ended December 31,
	2007	2006	2005
	(dollars in thousands)
Salaries and employee benefits	$4,491	$3,721	$2,635
Occupancy expense	493	494	409
Equipment expense	555	513	412
Data processing	309	271	244
Professional and advertising	907	885	796
Foreclosed assets, net	—	—	3
Stationary and supplies	199	173	150
Telecommunications	212	155	98
Other expense	975	591	532

Total noninterest expense	$8,141	$6,803	$5,279

Income Taxes

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal and state income tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense was $531,000 for 2007 and $198,000 for 2006, respectively. There was no income tax expense recorded for 2005, as the Company’s deferred tax asset was sufficient to offset its income tax expense. Net deferred income tax benefits of approximately $576,000 and $788,000 at December 31, 2007 and 2006, respectively, were included in other assets. At December 31, 2007 and 2006, $957,000 and $735,000, respectively, of the total deferred tax asset are applicable to the allowance for loan loss and accrued compensation, respectively.

The Company’s deferred income tax benefits and liabilities are the result of temporary differences in provisions for loan losses, depreciation, and investment security discount accretion.

Analysis of Financial Condition

Average earning assets increased to $211.4 million in 2007, or 22 percent, from $173.8 million in 2006. Earning assets represented 93.1 percent of total assets during the year ended December 31, 2007, and 93.8 percent during the years ended December 31, 2006 and 2005. The mix of average earning assets changed from December 31, 2006 to December 31, 2007, with loans growing from 75.2 percent of total assets in 2006 to 80.3 percent in 2007, and investment securities declining from 15.6 percent of total assets in 2006 to 9.5 percent in 2007. The shift in earning assets from investments to loans is a conscious strategy by management to try to protect the Company’s net interest margin as loans generally have higher interest rates than investment securities. Management expects this trend to continue in 2008, but at some point the Company may have to limit the shift from investment securities to loans to maintain liquidity at an acceptable level.

Table 5. Average Asset Mix

	For the Years Ended December 31,
	2007		2006		2005
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
	(dollars in thousands)
Earning assets:
Loans	$182,152	80.3%	$139,324	75.2%	$105,229	69.4%
Investment securities	21,689	9.5	28,994	15.6	34,483	22.7
Federal funds sold and interest-bearing balances	7,601	3.3	5,471	3.0	2,536	1.7

Total earning assets	211,442	93.1	173,789	93.8	142,248	93.8

Nonearning assets:
Cash and due from banks	4,776	2.1	3,245	1.8	1,353	0.9
Property and equipment	6,851	3.0	4,932	2.7	4,186	2.7
Other assets	4,163	1.8	3,180	1.7	3,893	2.6

Total nonearning assets	15,790	6.9	11,357	6.2	9,432	6.2

Total assets	$227,232	100.0%	$185,146	100.0%	$151,680	100.0%

Loans Receivable

The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small and medium sized businesses, real estate loans, and consumer loans.

Tables 6 and 7 set forth, at the dates indicated, the Company’s loan portfolio composition by type of loan. The majority of loans are secured by real estate, with the biggest concentrations in that category being residential, 1-4 families, and construction and development. Commercial and industrial loans have steadily grown, both in dollars and as a percent of total loans. In 2007, commercial and industrial loans represented the largest category of total loans.

Table 6. Loan Portfolio Summary

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Construction and development	$55,588	$33,382	$26,747	$17,241	$11,450
Secured by farmland	2,159	2,214	2,281	335	380
Residential, 1-4 families	52,187	45,515	41,833	38,966	29,404
Residential, 5 or more families	3,379	1,501	1,496	—	945
Nonfarm, nonresidential	12,672	21,198	7,903	8,935	4,164

Total real estate	125,985	103,810	80,260	65,477	46,343
Commercial and industrial	83,085	51,923	39,236	18,993	13,988
Consumer	3,899	3,851	3,353	3,341	3,301

Total	$212,969	$159,584	$122,849	$87,811	$63,632

Table 7. Loan Portfolio Summary, as a percent of total loans

	At December 31,
	2007	2006	2005	2004	2003
Construction and development	26.1%	20.9%	21.8%	19.6%	18.0%
Secured by farmland	1.0	1.4	1.9	0.4	0.6
Residential, 1-4 families	24.5	28.6	34.1	44.4	46.2
Residential, 5 or more families	1.6	0.9	1.2	—	1.5
Nonfarm, nonresidential	6.0	13.3	6.4	10.2	6.5

Total real estate	59.2	65.1	65.4	74.6	72.8
Commercial and industrial	39.0	32.5	31.9	21.6	22.0
Consumer	1.8	2.4	2.7	3.8	5.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Table 8 presents the maturity/repricing distribution of loans as of December 31, 2007.

Table 8. Loan Maturity/Repricing Distribution

	Commercial and Industrial	Construction and Development	Others	Total Amount	%
	(dollars in thousands)
Three months or less	$23,627	$49,276	$19,600	$92,503	43.44%
Over 3 months to 12 months	2,827	3,244	5,563	11,634	5.46
Over 1 year to 5 years	47,184	2,438	23,660	73,282	34.41
Over 5 years	9,447	631	25,472	35,550	16.69

Total loans	$83,085	$55,589	$74,295	$212,969	100.00%

Asset Quality

Maintaining a high level of asset quality is a primary goal in the Bank’s lending function, and we employ a formal internal loan review process to ensure adherence to the lending policies approved by the Bank’s Board of Directors. A systematic evaluation process fundamentally drives the function of determining the allowance for loan losses. This ongoing process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to the value and adequacy of collateral, economic conditions in its market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

Nonperforming Assets

Table 9 sets forth information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

Table 9. Nonperforming Assets

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonaccrual loans	$10	$353	$303	$676	$130
Restructured loans	—	—	—	—	—

Total nonperforming loans	10	353	303	676	130
Real estate owned	—	—	—	302	—

Total nonperforming assets	$10	$353	$303	$978	$130

Accruing loans past due 90 days or more	$365	$—	$—	$5	$—
Allowance for loan loss	2,120	1,704	1,410	970	635
Nonperforming assets to period end loans	0.005%	0.22%	0.25%	0.77%	0.20%
Allowance for loan losses to period end loans	1.00%	1.07%	1.15%	1.10%	1.00%
Allowance for loan losses to nonperforming loans	21,200%	482.72%	465.35%	143.49%	488.46%
Nonperforming loans to total assets	0.004%	0.17%	0.18%	0.50%	0.13%

Management does not expect any significant loss of principal related to the nonperforming loans in excess of the provision the Company has reserved through its allowance model for these loans.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when they become 90 days past due or whenever management believes that collection has become doubtful. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. In addition, various regulatory agencies may require the Company to make adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 10 presents an allocation of the allowance for loan loss along with outstanding loans in each category to total loans outstanding for each period indicated:

Table 10. Allocation of Allowance for Loan Loss

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
1-4 residential first liens	$374	15.40	$333	18.93	$43	23.40	$48	30.90	$29	30.60
Construction and development	497	26.10	290	20.92	400	21.80	257	19.60	175	18.00
1-4 family junior liens	181	9.10	308	9.30	50	10.70	28	12.50	24	15.60
All other real estate secured	168	8.60	221	15.90	87	9.50	76	11.60	41	8.60

Total real estate loans	1,220	59.20	1,152	65.05	580	65.40	409	74.60	269	72.80
Commercial and industrial	846	39.00	459	32.54	656	31.90	348	21.60	258	22.00
Consumer	54	1.80	93	2.41	66	2.70	62	3.80	60	5.20
Unallocated	—	—	—	—	108	—	151	—	48	—

Total	$2,120	100.00	$1,704	100.00	$1,410	100.00	$970	100.00	$635	100.00

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management, however, does consider the allowance for loan losses to be adequate at December 31, 2007.

Table 11 sets forth information regarding changes in the Company’s allowance for loan losses for the periods indicated.

Table 11. Changes in the Allowance for Loan Losses

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance at beginning of period	$1,704	$1,410	$970	$635	$443
Charge-offs:
Real estate - mortgage	—	(15)	—	(98)	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	(19)	(10)	(37)	—	(30)
Loans to individuals	(35)	(14)	(34)	(9)	(41)

Total charge-offs	(54)	(39)	(71)	(107)	(71)

Recoveries:
Real estate - mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	—	—	1	—	—
Loans to individuals	22	—	2	1	1

Total recoveries	22	—	3	1	1

Net (charge-offs) recoveries	(32)	(39)	(68)	(106)	(70)
Provision for loan losses charged to operations	448	333	508	441	262

Balance at end of period	$2,120	$1,704	$1,410	$970	$635

Total loans outstanding at year-end	$212,969	$159,584	$122,849	$87,811	$63,632

Average net loans outstanding for the year	$182,152	$139,324	$105,229	$74,415	$50,511

Ratio of net loan charge-offs to average loans outstanding	0.02%	0.03%	0.06%	0.14%	0.13%

Ratio of allowance for loan losses to loans outstanding at period-end	1.00%	1.07%	1.15%	1.11%	1.00%

Investments

The Company’s portfolios of investment securities, which are classified as either available-for-sale or held-to-maturity, consist of government sponsored enterprise and mortgage-backed securities. Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to shareholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. Securities held for definite periods of time and intended to be held to maturity are classified as held-to-maturity.

Table 12. Investment Securities

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
	(dollars in thousands)
2007

Available-for-sale
Government-sponsored enterprise securities	$3,946	$68		$—	$4,014
Mortgage-backed securities	12,987	352		—	13,339

Total securities available-for-sale	$16,933	$420	$		$17,353

Held-to-maturity
Mortgage-backed securities	$—	$—		$—	$—

Total securities held-to-maturity	$—	$—		$—	$—

2006

Available-for-sale
Government-sponsored enterprise securities	$5,859	$—		$77	$5,782
Mortgage-backed securities	18,112	2		493	17,621

Total securities available-for-sale	$23,971	$2		$570	$23,403

Held-to-maturity
Mortgage-backed securities	$1,613	$4		$85	$1,532

Total securities held-to-maturity	$1,613	$4		$85	$1,532

2005

Available-for-sale
Government-sponsored enterprise securities	$6,874	$1		$102	$6,773
Corporate bonds	21,592	4		561	21,035

Total securities available-for-sale	$28,466	$5		$663	$27,808

Held-to-maturity
Mortgage-backed securities	$1,753	$4		$79	$1,678

Total securities held-to-maturity	$1,753	$4		$79	$1,678

Table 13 provides the amortized costs, carrying values, intervals of maturities or re-pricings, and weighted average yields of the Company’s investment portfolio at December 31, 2007.

Table 13. Investment Securities

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Government sponsored enterprise securities
Due in one year or less	$2,965	$2,981	5.25%	$—	$—	—%
Due after one year through five years	980	1,033	5.39%	—	—	—
Due after five years through ten years	—	—	0.00%	—	—	—

	$3,945	$4,014	5.28%	$—	$—	—

Mortgage-backed securities
Due in one year or less	$—	$—	0.00%	$—	$—	—
Due after one year through five years	—	—	0.00%	—	—	—
Due after five years through ten years	3,186	3,256	5.62%	—	—	—
Due after ten years	9,802	10,083	5.75%	—	—	—%

	$12,988	$13,339	5.71%	$—	$—	—%

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159 as of January 1, 2007. Upon adoption of SFAS No. 159, the Company selected the fair value option for its entire available-for-sale and held-to-maturity securities portfolio consisting of government sponsored enterprise and mortgage-backed securities with a fair market value of January 1, 2007 of $25.0 million. Listed below are the financial details of the early adoption of SFAS No. 159:

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

•

The cumulative-effect adjustment of $393,000, representing the unrealized loss on the Company’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of Retained Earnings, on January 1, 2007; and

•

Net income for 2007 includes a pre-tax gain of $36,000, representing the change in fair value from January 1, 2007 to December 31, 2007 of the Company’s trading securities, and includes a $165,000 pre-tax loss on the sale of substantially all of the Company’s trading securities in the second quarter of 2007.

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

At December 31, 2007 and December 31, 2006, there were no securities of any issuer (other than certain mortgage-backed issuers) that exceeded 10 percent of the Company’s stockholders’ equity.

Deposits

Table 14 sets forth the amounts and maturities of the Company’s certificates of deposit.

Table 14. Certificates of Deposit

	At December 31, 2007
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Certificates of deposit:
Less than $100,000	$14,152	$23,161	$34,181	$15,410	$86,904
$100,000 or more	17,655	7,455	15,823	4,729	45,662

Total	$31,807	$30,616	$50,004	$20,139	$132,566

Table 15 sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 15. Average Deposit Balances and Rates

	For the Years Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest-bearing deposits:
Demand accounts	$46,529	3.76%	$20,184	2.98%	$15,582	1.34%
Savings and money market	20,676	3.69	35,878	3.45	24,183	2.34
Time deposits	102,120	4.96	82,072	4.42	64,091	3.34

Total interest-bearing deposits	169,325	4.48	138,134	3.96	103,856	2.81
Non-interest-bearing deposits	15,284	—	13,187	—	9,652	—

Total deposits	$184,609	4.11%	$151,321	3.61%	$113,508	2.57%

Short-Term Debt

The Company may purchase federal funds through unsecured federal funds guidance lines totaling $3.5 million at December 31, 2007. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at December 31, 2007 and 2006.

Also included in short-term borrowings are certain advances with the FHLB. These are generally referred to as daily rate credits that have a maturity less than one year. The Company had no outstanding balances under this type of borrowing at December 31, 2007 and 2006.

Average short-term debt was $1.08 million, $11.6 million, and $8.3 million during 2007, 2006 and 2005, respectively. The related interest expense was $64,000, $594,000, and $538,000, respectively.

Long-Term Debt

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10 percent of total assets in the form of FHLB advances. At December 31, 2007 advances of $16 million that were classified as long-term debt were outstanding, which were the same two FHLB advances classified as long-term debt as of December 31, 2006. The average amount outstanding during 2007 and 2006 was $16 million and $5.4 million, respectively. Approximately $33 million in first and second lien 1-4 family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2007.

Junior Subordinated Debentures

In 2007, the Company issued $8,248,000 of junior subordinated debentures to Oak Ridge Statutory Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.60%. The debentures are redeemable on June 17, 2012 or afterwards, in whole or in part, on any December 17, March 17, June 17 or September 17. Redemption is mandatory at June 17, 2037. The Bank guarantees the trust-preferred securities through the combined operations of the junior subordinated debentures and other related documents. The Bank’s obligations under the guarantee are unsecured and subordinate to the senior and subordinated indebtedness of the Bank.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority consolidated interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Federal Reserve Board issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For bank holding companies, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associate deferred tax liability.

The table below sets forth the outstanding long-term debt for the Company as of December 31, 2007:

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
7/28/08	$9,000,000	5.01%	FHLB Advances, Quarterly, next reprice date 1/28/2008
5/28/08	7,000,000	5.01%	FHLB Advances, Quarterly, next reprice date 2/28/2008
6/17/2037	8,248,000	6.59%	Junior Subordinated Debentures, Quarterly, next reprice date 3/16/2008

	$16,000,000

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, and investment securities available-for-sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2007, the Company had credit available with the FHLB of approximately $6.8 million and additional availability under credit lines with a financial institution of $3.5million. Total deposits were $218.5 million and $172.3 million at December 31, 2007 and 2006, respectively. The Company has relied on time deposits and borrowed funds to fund loan demand that has exceeded the rate of growth in core deposits. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At December 31, 2007 and 2006, time deposits represented 61 percent and 55 percent, respectively, of total deposits. Certificates of deposit of $100,000 or more represented 21 percent and 20 percent of total deposits at December 31, 2007 and 2006, respectively.

The Company has brokered certificates of deposit that, as of December 31, 2007, amounted to approximately $30.4 million or 14 percent of total deposits and 23 percent of total certificates of deposit. The Company has certificates of deposit that are accepted on the Internet through Qwick-Rate’s CD Clearinghouse (“Qwick-Rate”). On December 31, 2007, those Internet deposits amounted to approximately $15.1 million or 7 percent of total deposits and 11 percent of total certificates of deposit. With the exception of these Internet deposits, management believes most of the Company’s other time deposits are relationship-oriented and, while it will be necessary to pay competitive rates to retain those deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, Qwick-Rate deposits, borrowed funds, investment repayments, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies and mortgage-backed securities. As of December 31, 2007, liquid assets (cash and due from banks, interest-earning bank deposits, federal funds sold, time deposits in other banks and investment securities available-for-sale) were approximately $36 million, which represented 14 percent of total assets and 16 percent of total deposits. At December 31, 2007, outstanding commitments to extend credit were $30 million and available line of credit balances totaled $10.3 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

The Bank is subject to minimum capital requirements. As the following table indicates, at December 31, 2007, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At December 31, 2007
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	10.4%	8.0%	10.0%
Tier 1 risk-based capital ratio	9.4%	4.0%	6.0%
Leverage ratio	8.5%	4.0%	5.0%

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2007, the Company’s equity to asset ratio was 6.7 percent.

Asset/Liability Management

The Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (“ALCO”) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed and approved by the Board.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”), typically one year. Under this method, a bank is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company’s GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

Table 16 illustrates the GAP position of the Company as of December 31, 2007.

Table 16. GAP Position

	Terms to repricing at December 31, 2007
	With in 3 Months	4 to 12 Months	1 Year to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans receivable
Adjustable rate	$93,912	$1,009	$621	$—	$95,542
Fixed rate	12,885	30,090	62,586	11,866	117,427
Investment securities	1,415	4,341	6,496	5,521	17,773
Federal funds sold	8,493	—	—	—	8,493
Interest-earning deposits in other banks	2,012	990	981	—	3,983
Stock in FHLB of Atlanta	1,093	—	—	—	1,093

Total interest-earning assets	$119,811	$36,430	$70,684	$17,387	$244,311

Interest-bearing liabilities:
Deposits:
NOW	$1,612	$4,663	$13,096	$26,398	$45,769
Money market and savings	973	2,920	8,206	13,310	25,410
Time	32,368	80,002	20,196	—	132,566

Total deposits	34,953	87,585	41,498	39,708	203,745
Junior subordinated debentures	8,248	—	—	—	8,248
Other borrowings	16,000	—	—	—	16,000

Total interest-bearing liabilities	$59,201	$87,585	$41,498	$39,708	$227,993

Interest sensitivity gap per period	$60,610	$(51,155)	$29,186	$(22,321)	$16,318
Cumulative interest sensitivity gap	$60,610	$9,455	$38,641	$16,318	$16,318
Cumulative gap as a percentage of total interest-earning assets	24.81%	3.87%	15.82%	6.68%	6.68%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	202.38%	106.44%	120.52%	107.16%	107.16%

Management believes that the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company’s income simulation model was developed by Farin & Associates, Inc., a financial-services consulting firm that provides asset/liability management solutions, product pricing solutions and other products and services to banks, thrifts, and credit unions nationwide. The model analyzes interest rate sensitivity by projecting net interest income and net income over the next 12 months in a flat rate scenario versus net interest income and net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income does not decline from the flat rate scenario more than 7.5 percent, 15 percent, and 20 percent in the plus and minus 100, 200 and 300 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2007, the Company’s income simulation model projects that net interest income would increase 1.72 percent, 3.37 percent and 4.68 percent in the plus 100, 200 and 300 basis point change scenarios, respectively, and would decrease 0.86 percent, 2.06 percent and 3.38 percent in the minus 100, 200 and 300 basis point change scenarios, respectively. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including the sale of a portion of the Company’s available-for-sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based on the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, which are based upon historical experience and on other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to its audited Financial Statements. Management considers the following accounting policies to be most critical in their potential effect on the Company’s financial position or results of operations:

Interest Income Recognition

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs and the allowance for loan losses. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have, or that are reasonably likely to have, a material effect on the Company’s liquidity, capital resources, or other operations.

Impact of Inflation and Changing Prices

A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation. Therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expense.

Recent Accounting Pronouncements

Please refer to Note 1. Organization and Summary of Significant Accounting Policies, Recent Accounting Pronouncements, of the Bank’s Financial Statements for a summary of recent authoritative pronouncements that could impact its accounting, reporting, and/or disclosure of financial information.

The following table contains selected financial data for the Company as of and for the periods shown:

Selected Financial Data (dollars in thousands, except share and per share data)

	At or for the year ended December 31,
	2007	2006	2005
Income statement data:
Net interest income	$7,561	$6,524	$5,256
Provision for loan losses	448	333	508
Noninterest income	2,564	2,069	1,325
Noninterest expense	8,141	6,803	5,279
Provision for income taxes	531	198	—
Net income	1,005	1,259	794

Per share data and shares outstanding: (6)
Basic net income per share(1)	$0.56	$0.70	$0.44
Diluted net income per share(1)	0.55	0.68	0.44
Book value at period end	9.87	9.19	8.46
Weighted average number of common shares outstanding:
Basic	1,790,368	1,789,915	1,789,499
Diluted	1,821,626	1,860,318	1,803,743
Shares outstanding at period end	1,791,474	1,790,174	1,789,499

Balance sheet data:
Total assets	$262,208	$207,136	$172,504
Loan receivable	212,821	159,427	122,628
Allowance for loan losses	2,120	1,704	1,410
Other interest-earning assets	31,724	33,729	39,611
Total deposits	218,516	172,285	140,169
Borrowings	24,248	17,500	16,200
Stockholders’ equity	17,684	16,453	15,143

Selected performance ratios:
Return on average assets	0.44%	0.68%	0.52%
Return on average stockholders’ equity	5.94%	7.92%	5.38%
Net interest margin (2)	3.58%	3.75%	3.69%
Net interest spread (3)	3.02%	3.21%	3.28%
Efficiency ratio (4)	80.40%	79.17%	80.22%

Asset quality ratios (at period end):
Nonperforming loans(5) to period-end loans	0.18%	0.22%	0.25%
Allowance for loan losses to period-end loans	1.00%	1.07%	1.15%
Allowance for loan losses to total assets	0.81%	0.82%	0.82%
Net loan charge-offs to average loans outstanding	0.02%	0.03%	0.06%

Capital and liquidity ratios:
Total capital ratio	10.4%	11.1%	12.8%
Tier 1 capital ratio	9.46%	10.1%	11.8%
Leverage capital ratio	8.5%	8.5%	9.2%
Equity to assets ratio	6.7%	7.9%	8.8%

(1)	Computed based on the weighted average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming loans consist of non-accruing loans and accruing loans greater than 90 days past due.
(6)	Share and per share data have been adjusted to reflect a five-for-four stock split effected in the form of a 25% dividend in 2004.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements contain forward-looking statements. These Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management’s business strategy, national, regional and local market conditions and legislative and regulatory conditions.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Oak Ridge Financial Services, Inc.

Oak Ridge, North Carolina

We have audited the consolidated balance sheets of Oak Ridge Financial Services, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the notes to the consolidated financial statements of Oak Ridge Financial Services, Inc. These financial statements notes are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Financial Services, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Oak Ridge Financial Services, Inc. internal control over financial reporting as of December 31, 2007 included in the accompanying Item 8a, Controls and Procedures and, accordingly, we do not express an opinion thereon.

Galax, Virginia

March 17, 2008

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in thousands – except per share data)

	2007	2006
Assets

Cash and due from banks	$6,125	$4,332
Interest-bearing deposits with banks	3,983	782

Total cash and cash equivalents	10,108	5,114
Federal funds sold	8,493	6,798
Trading assets	802	—
Securities available-for-sale	17,353	23,403
Securities held-to-maturity (fair values of $1,532 in 2006)	—	1,613
Federal Home Loan Bank Stock, at cost	1,093	1,133
Loans, net of allowance for loan losses of $2,120 in 2007 and $1,704 in 2006	210,701	157,723
Property and equipment, net	6,755	5,022
Accrued interest receivable	1,219	962
Bank owned life insurance	4,269	4,107
Other assets	1,415	1,261

Total assets	$262,208	$207,136

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$14,771	$13,745
Interest-bearing	203,745	158,540

Total deposits	218,516	172,285

Short-term debt	—	1,500
Long-term debt	16,000	16,000
Junior subordinated notes related to trust preferred securities	8,248	—
Accrued interest payable	553	447
Other liabilities	1,207	451

Total liabilities	244,524	190,683

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2007	15,831	—
Common stock, $3 par value; 20,000,000 shares authorized; 1,790,174 issued and outstanding in 2006	—	5,370
Surplus	—	10,450
Retained earnings	1,590	978
Accumulated other comprehensive income (loss)	263	(345)

Total stockholders’ equity	17,684	16,453

Total liabilities and stockholders’ equity	$262,208	$207,136

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except per share data)

	2007	2006	2005
Interest and dividend income
Loans and fees on loans	$14,895	$11,345	$7,418
Federal funds sold	287	230	86
Interest on deposits in banks	102	45	5
Federal Home Loan Bank stock dividends	69	64	69
Taxable investment securities	1,021	1,197	1,380

Total interest and dividend income	16,374	12,881	8,958

Interest expense
Deposits	7,578	5,470	2,918
Federal funds purchased	7	3	13
Short-term and long-term debt	1,228	884	771

Total interest expense	8,813	6,357	3,702

Net interest income	7,561	6,524	5,256
Provision for loan losses	448	333	508

Net interest income after provision for loan losses	7,113	6,191	4,748

Noninterest income
Service charges on deposit accounts	586	434	408
Trading loss	(129)	—	—
Net realized gain on sale of investment securities available-for-sale	—	—	1
Mortgage loan origination fees	427	332	296
Investment and insurance commissions	925	827	348
Fee income from accounts receivable financing	342	169	14
Income earned on bank owned life insurance	161	156	161
Other service charges and fees	252	151	97

Total noninterest income	2,564	2,069	1,325

Noninterest expense
Salaries and employee benefits	4,491	3,721	2,635
Occupancy expense	493	494	409
Equipment expense	555	513	412
Data and item processing	309	271	244
Professional and advertising	907	885	796
Foreclosed assets, net	—	—	3
Stationary and supplies	199	173	150
Telecommunications expense	212	155	98
Other expense	975	591	532

Total noninterest expense	8,141	6,803	5,279

Income before income taxes	1,536	1,457	794
Income tax expense	531	198	—

Net income	$1,005	$1,259	$794

Basic earnings per share	$0.56	$0.70	$0.44

Diluted earnings per share	$0.55	$0.68	$0.44

Basic weighted average shares outstanding	1,790,368	1,789,915	1,789,499

Diluted weighted average shares outstanding	1,827,328	1,860,318	1,803,743

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

(In thousands except shares of common stock)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income (Loss)	Total
Balance, December 31, 2004	1,789,499	$5,368	$10,445	$(1,075)	$132	$14,870

Comprehensive income
Net income	—	—	—	794	—	794
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of ($269)	—	—	—	—	(520)	(520)
Reclassification adjustment	—	—	—	—	(1)	(1)

Total comprehensive income						273

Balance, December 31, 2005	1,789,499	$5,368	$10,445	$(281)	$(389)	$15,143

Comprehensive income
Net income	—	—	—	1,259	—	1,259
Net change in unrealized loss on investment securities available-for-sale, net of tax expense of $30	—	—	—	—	44	44

Total comprehensive income						1,303
Issuance of common stock	675	2	5	—	—	7

Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income	—	—	—	1,005	—	1,005
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $166	—	—	—	—	263	263

Total comprehensive income						1,268
Recapitalization to no par stock	—	10,450	(10,450)	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(393)	345	(48)
Issuance of common stock	1,300	11	—	—	—	11

Balance, December 31, 2007	1,791,474	$15,831	$—	$1,590	$263	$17,684

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$1,005	$1,259	$794
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	541	535	397
Provision for loan losses	448	333	508
Income earned on bank owned life insurance	(161)	(155)	(161)
Gains on sale of investments	—	—	(1)
Net change in trading assets	24,071	—	—
Loss from sale of foreclosed assets	—		3
Deferred income tax (benefit) expense	20	(385)	(164)
Income taxes payable	676	(190)	—
Net (accretion) amortization of discounts and premiums on securities	(51)	58	113
Changes in assets and liabilities:
Accrued income	(257)	(255)	(177)
Other assets	(118)	(141)	(172)
Accrued interest payable	106	65	212
Other liabilities	186	31	328

Net cash provided by operating activities	26,464	1,155	1,680

Cash flows from investing activities
Net decrease (increase) in federal funds sold	(1,695)	2,241	(9,039)
Activity in available-for-sale securities:
Purchases	(18,025)	—	(1,590)
Sales	—	—	1,276
Maturities and repayments	1,168	4,425	6,728
Activity in held-to-maturity securities:
Maturities and repayments	—	137	310
Redemptions (purchases) of Federal Home Loan Bank stock	40	(135)	(185)
Net increase in loans	(53,426)	(36,838)	(35,084)
Purchases of property and equipment	(2,274)	(747)	(1,817)
Proceeds from sale of other real estate owned	—	—	299

Net cash used in investing activities	(74,212)	(30,917)	(39,102)

Cash flows from financing activities
Net increase in deposits	46,231	32,116	42,490
Proceeds from issuance of guaranteed preferred beneficial interests in the company’s junior subordinated debentures	8,000	—	—
Proceeds from issuance of debt	—	15,500	8,200
Repayment of borrowings	(1,500)	(14,200)	(13,250)
Decrease in federal funds purchased	—	—	(155)
Issuance of common stock	11	7	—

Net cash provided by financing activities	52,742	33,423	37,285

Net increase (decrease) in cash and cash equivalents	4,994	3,661	(137)
Cash and cash equivalents, beginning	5,114	1,453	1,590

Cash and cash equivalents, ending	$10,108	$5,114	$1,453

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Supplemental disclosure of cash flow information
Interest paid	$8,707	$6,292	$3,490

Taxes paid	$16	$750	$48

Supplemental disclosure of cash flow information
Reclassification of available-for –sale and held-to-maturity Securities to trading	$23,984	$—	$—

Investment in non-bank subsidiary	$248	$—	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

The results presented here are for Oak Ridge Financial Services, Inc. (the “Company”), the parent company of Bank of Oak Ridge (the “Bank”). In 2006, the Bank’s Board of Directors and shareholders approved the formation of a bank holding company, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of the Company in exchange for each of his or her shares of the Bank’s common stock. The Company became the Bank’s parent holding company in April of 2007. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted.

The Bank was organized and incorporated under the laws of the State of North Carolina and commenced operations on April 10, 2000. Including its main office, the Bank operates five (5) full service branch offices in Oak Ridge, Summerfield, and Greensboro, North Carolina. As a state chartered bank, which is not a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina Commissioner of Banks (the “Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has formed an investment subsidiary, Oak Ridge Financial Corporation, that has not been funded and is inactive.

The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, Oak Ridge Financial Statutory Trust I is not included in the Company’s consolidated financial statements. The junior subordinated debentures issued by the Company to the trust are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of the Company and the Bank, its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

The notes to the Company’s audited financial statements contain a summary of its significant accounting policies. We believe its policies with respect to the methodology for its determination of the allowance for loan losses and asset impairment judgments involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and its Board of Directors.

Notes to Consolidated Financial Statements

Business Segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowances for loan losses, management obtains independent appraisals for significant properties.

Substantially the Company’s entire loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse and is influenced by the manufacturing and retail segment of the economy.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “interest-bearing deposits with banks.”

Trading Assets

The Company currently holds one investment security with a fair value of $802,000 in its trading assets portfolio. Trading assets are recorded at fair value with changes in fair value included in earnings.

Securities Held-to-Maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Securities Available-for-Sale

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and retail mortgage loans throughout the Triad region of North Carolina.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs and the allowance for loan losses. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

The accrual of interest on mortgage, commercial and consumer loans is generally discontinued at the time the loan is 90 days past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Interest Rate Swap Agreements

For asset/liability management purposes, the Company, on a limited basis, uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

Under SFAS No. 133, a certificate of deposit (“CD”) that pays “interest” based on changes in an equity securities index is a hybrid instrument with an imbedded derivative that must be accounted for separately from the host contract, i.e., the CD. As of December 31, 2007, the Company had outstanding $541,000 of equity-indexed CDs. At the maturity date of an equity-indexed CD, the holder of the CD receives the original amount invested in the CD plus some of the appreciation, if any, in an index of the S&P 500 over the term of the CD. Thus, the equity-indexed CD contains an embedded equity call option. To manage the market risk of its equity-indexed CDs, the Company enters into separate freestanding equity derivative contracts with an overall term that matches the five-year term of the CDs. At maturity, these separate derivatives are expected to provide the Company with a cash payment in an amount equal to the amount of appreciation, if any, in the same stock price index that is embedded in the CDs, thereby providing the Company with the funds to pay the “interest” on the equity-indexed CDs. During the term of the separate freestanding equity derivative contracts, the Company periodically makes variable payments to the counterparty on these contracts. As of December 31, 2007, the Company had no other interest rate swap agreements other than those related to equity-indexed CDs.

Under SFAS No. 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity.

In accordance with SFAS No. 133, hedges of variable-rate debt are accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. Hedges of fixed-rate loans are accounted for as fair value hedges, with changes in fair value recorded in derivative assets or liabilities and loan interest income. The net settlement (upon close out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Property and Equipment

Land is carried at cost and is not depreciated. Company premises and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives. Leasehold improvements are amortized over the estimated life of the respective lease.

Years
Buildings and improvements	3-30
Furniture and equipment	3-10

Foreclosed Properties and Repossessed Assets

Properties acquired through, or in lieu of, loan foreclosure or repossession are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure or repossession establishing a new cost basis. After foreclosure or repossession, management periodically performs valuations, and the property is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed or repossessed properties.

Bank Owned Life Insurance

The amount that could be realized under the insurance contract as of the balance sheet date is reported as an asset.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related implementation guidance and amends SFAS No. 95, “Statement of Cash Flows”. It requires that all stock-based compensation now be measured at fair value and recognized as an expense in the statements of operations. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the Statement of Cash Flows. Various other changes are also required. This Statement was effective for the Company beginning January 1, 2006.

The Company adopted SFAS No. 123(R) using the modified prospective application as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25. Under APB No. 25, stock purchases issued under the Company’s stock option plans have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

All outstanding options vested prior to January 1, 2006; therefore, consistent with the prospective application methodology, no compensation expense was recognized in the year ended December 31, 2006. There was no unrecognized compensation cost at December 31, 2007 and the adoption of SFAS No. 123(R) has had no affect on the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years presented are not material.

Income Taxes

The liability method is used in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“ SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those such assets will be realized.

When applicable, a deferred income tax asset or liability is recorded in other assets or liabilities, respectively, to reflect changes in the value of available-for-sale investment securities. Such unrealized appreciation or depreciation is recorded net of deferred income taxes as an adjustment to equity and not included in income until realized.

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Bank’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively. There was no cumulative effect adjustment upon adoption of FIN 48. Years prior to December 31, 2004 are closed for federal, state and local income tax matters. The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investment by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholder’s equity rather than as income or expense.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. Carrying values of interest-bearing deposits approximate their fair values.

Federal funds sold: The carrying amounts for Federal Home Loan Bank of Atlanta (“FHLB”) stock owned by the Bank approximate fair value.

Trading assets: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Available-for-sale and held-to-maturity securities: Fair values for trading assets are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank Stock: The carrying amounts for Federal Home Loan Bank Stock approximate fair value.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Bank owned life insurance: The carrying values of bank owned life insurance approximates the fair value.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term debt: The carrying values of short-term debt approximate their fair values.

Long-term debt: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Junior subordinated debentures: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008, with early adoption allowed on January 1, 2007.

The Company adopted SFAS No. 157 in the first quarter of 2007. Listed below are disclosures related to SFAS No. 157:

		Fair Value Measurements at December 31, 2007
Description	Fair Value Measurements 12/31/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Trading securities	$802	$802	$—	$—
Available-for-sale securities	17,353	17,353	—	—

As of January 1, 2007, the Company elected the fair value option under SFAS No. 157 for its trading assets, securities available-for-sale and securities held-to-maturity. The change in the fair value for the year ended December 31, 2007 for trading assets was $36,000. This change was included in current period earnings, offset by a $165,000 loss on the sale of the Company’s trading securities in the second quarter of 2007.

Any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Prior to the Bank’s early adoption of SFAS No. 159, the majority of the securities in its portfolio had been classified as available-for-sale, while no securities were classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. In contrast, any change in market value of trading securities during the period is reflected in current period income. Generally, falling interest rates will increase the market values of securities, thus enhancing the amounts recorded as gains or reducing losses, while rising rates will have the opposite effect. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its maturity date.

The Company did adopt SFAS No. 159 as of January 1, 2007. Upon adoption of SFAS No. 159, the Company selected the fair value option for its entire available-for-sale and held-to-maturity securities portfolio consisting of government sponsored enterprise and mortgage-backed securities with a fair market value at January 1, 2007 of $25.0 million. Listed below are the financial details of the early adoption of SFAS No. 159:

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

•

Net income for the year ended December 31, 2007 includes a pre-tax gain of $36,000, representing the change in fair value from January 1, 2007 to December 31, 2007 of the Company’s trading securities, and includes a $165,000 pre-tax loss on the sale of substantially all of the Company’s trading securities in the second quarter of 2007. The amounts are included in trading income in the Consolidated Statements of Operations; and

•	Interest income earned on the trading securities is included in interest income from taxable investment securities in the Consolidated Statement of Operations.

Listed below is the transition impact of electing the fair value option under SFAS 159:

	Ending Balance Sheet December 31, 2006	Adoption Net Gain/(loss)	Opening Balance Sheet January 1, 2007
		(in thousands)
Securities available-for-sale	$23,403	$—	$—
Securities held-to-maturity	1,613	(79)	—

Cumulative-effect adjustment, pre-tax		(79)
Tax impact		31

Cumulative-effect adjustment, net-of-tax, decrease to retained earnings		$(48)

The Company believes its early adoption of the accounting standard had a positive impact on its ability to manage the interest rate risk on its balance sheet by lengthening the duration of its portfolio, and simplified the accounting for its investment portfolio by reducing the number of purchased securities from what it presently owns. Management believes the adoption of the accounting standard benefited interest income, net income and basic and diluted earnings per share during 2007.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company did adopt EITF 06-04 on January 1, 2008 which resulted in a $259,000 decrease to retained earnings.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separates from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Company is sometimes required to maintain certain average cash reserve balances. It had cash reserve requirements as of December 31, 2007 and 2006 of $1,693,000 and $420,000, respectively.

Notes to Consolidated Financial Statements

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Government-sponsored enterprise securities	$3,946	$68	$—	$4,014
Mortgage-backed securities	12,987	352	—	13,339

Total securities available-for-sale	$16,933	$420	$—	$17,353

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Government-sponsored enterprise securities	$5,859	$—	$77	$5,782
Mortgage-backed securities	18,112	2	493	17,621

Total securities available-for-sale	$23,971	$2	$570	$23,403

Held-to-maturity
Mortgage-backed securities	$1,613	$4	$85	$1,532

Total securities held-to-maturity	$1,613	$4	$85	$1,532

The Bank had $1,093,000 and $1,133,000 at December 31, 2007 and 2006, respectively, of investments in stock of the FHLB, which is carried at cost. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB.

Investment securities with amortized costs of $1,806,000 and $6,722,000 at December 31, 2007 and 2006 were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

Note 3. Securities, continued

Gross realized gains and losses for the years ended December 31 follows:

	December 31,
	2007	2006	2005
	(in thousands)
Realized gains	$—	$—	$1
Realized losses	—	—	—

	$—	$—	$1

The following table details unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at December 31, 2006. The Company had no securities with unrealized losses as of December 31, 2007. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2006			(in thousands)
Available-for-sale
Government sponsored enterprise securities	$—	$—	$5,782	$77	$5,782	$77
Mortgage-backed securities	—	—	17,155	493	17,155	493

Total temporarily impaired securities	$—	$—	$22,937	$570	$22,937	$570

Held-to-maturity
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	1,133	85	1,133	85

Total temporarily impaired securities	$—	$—	$1,133	$85	$1,133	$85

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

There were no debt securities with unrealized losses at December 31, 2007. All of these investments are either government-sponsored enterprises or mortgage-backed securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements

Note 3. Securities, continued

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at December 31, 2007 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$2,965	$2,981	$—	$—
Due after one year through five years	980	1,033	—	—
Due after five years through ten years	3,186	3,256	—	—
Due after ten years	9,802	10,083	—	—

	$16,933	$17,353	$—	$—

Note 4. Loans Receivable

The major components of loans on the balance sheet at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(in thousands)
Commercial	$83,085	$51,923
Real estate:
Construction and development	55,588	33,382
Residential, 1-4 families	52,187	45,515
Residential, 5 or more families	3,379	1,501
Nonfarm, nonresidential	12,672	21,198
Agricultural	2,159	2,214
Consumer	3,899	3,851

	212,969	159,584
Deferred loan origination fees, net of costs	(148)	(157)
Allowance for loan losses	(2,120)	(1,704)

	$210,701	$157,723

At December 31, 2007 and 2006, approximately $202,000 and $531,000, respectively, of overdraft demand deposit accounts have been reclassified as loans. At December 31, 2007 and 2006, approximately $32,967,000 and $32,990,000, respectively, in first and second lien 1-4 family residential loans were pledged as collateral for short- and long-term FHLB advances.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the years ended December 31 is as follows:

	At or for the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of period	$1,704	$1,410	$970

Charge-offs:
Real estate-mortgage	—	(15)	—
Commercial and industrial	(19)	(10)	(37)
Loans to individuals	(35)	(14)	(34)

Total charge-offs	(54)	(39)	(71)

Recoveries:
Commercial and industrial	—	—	1
Loans to individuals	22	—	2

Total recoveries	22	—	3

Net (charge-offs) recoveries	(32)	(39)	(68)
Provision for loan losses charged to operations	448	333	508

Balance at end of period	$2,120	$1,704	$1,410

Ratio of net loan charge-offs to average loans outstanding	0.02%	0.03%	0.06%
Ratio of allowance for loan losses to loans outstanding at period-end	1.00%	1.06%	1.15%

The following is a summary of information pertaining to impaired loans:

	December 31,
	2007	2006
	(in thousands)
Impaired loans without a valuation allowance	$312	$213
Impaired loans with a valuation allowance	—	140

Total impaired loans	$312	$353

Valuation allowance related to impaired loans	$—	$10

Nonaccrual loans were $15,000 and $353,000 at December 31, 2007 and 2006, respectively. Loans past-due ninety days or more and still accruing totaled $365,000 at December 31, 2007. There were no loans past-due ninety days or more and still accruing at December 31, 2006.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2007, 2006, and 2005 (all approximate) are summarized below:

	December 31,
	2007	2006	2005
	(in thousands)
Average investment in impaired loans	$333	$78	$259

Interest income recognized for the year	$26	$20	$72

Interest income recognized on a cash basis for the year	$—	$12	$69

No additional funds are committed to be advanced in connection with impaired loans.

Note 6. Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation are as follows:

	December 31,
	2007	2006
	( in thousands)
Land, buildings and improvements	$3,571	$3,596
Construction in progress	2,415	342
Furniture and equipment	2,907	2,842

Property and equipment, total	8,893	6,780

Less accumulated depreciation	(2,138)	(1,758)

Property and equipment, net of depreciation	$6,755	$5,022

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $541,000, $535,000 and $397,000, respectively. As of December 31, 2007, the Company was in the final stages of completing construction of its fifth banking office, and its third banking office in Greensboro. The banking office opened for business on January 28, 2008. The total estimated cost of the building, computer equipment and furniture and fixtures is approximately $2.7 million.

Leases

The Company has non-cancelable operating leases for four branch locations. These lease agreements have terms ranging from 5 to 20 years and will expire between 2010 and 2023. Rent expense related to these leases was $289,000, $286,000 and $229,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2007, the schedule of future minimum rent payments is as follows: (dollars in thousands)

2008	$281
2009	293
2010	299
2011	305
2012	308
Thereafter	3,494

$4.980

Notes to Consolidated Financial Statements

Note 7. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2007 and 2006 was $45,662,000 and $34,951,000, respectively. At December 31, 2007, the scheduled maturities of time deposits are as follows: (dollars in thousands)

Three months or less	$31,934
Four months to one year	80,215
Two to three years	19,118
Three to four years	1,290
Four to five years	9
Thereafter	—

$132,566

Note 8. Borrowed Funds

Short-term debt

Short-term debt consists of Federal funds purchased and short-term FHLB advances. Federal funds purchased generally mature within one to seven days from the transaction date. FHLB advances generally mature within one year. Additional information related to short-term debt is summarized below:

	As of or Period Ending December 31,
	2007	2006
	(dollars in thousands)
Outstanding balance at December 31	$—	$1,500

Year-end weighted average rate	—	5.50%

Average outstanding during the period	$1,084	$11,620

Average rate for the period	5.44%	5.11%

Maximum outstanding at any month-end during the period	$6,000	$16,200

Long-term debt

Long-term debt of $16,000,000 was outstanding at December 31, 2007 and 2006, and consisted of Federal Home Loan Bank advances as described below.

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10 percent of total assets in the form of FHLB advances. At December 31, 2007 advances of $16,000,000 that were classified as long-term debt were outstanding, which were the same two FHLB advances classified as long-term debt as of December 31, 2006. The average amount outstanding during 2007 and 2006 was $16,000,000 and $5,406,000, respectively. Approximately $32,967,000 in first and second lien 1-4 family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2007.

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
7/28/08	$9,000,000	5.01%	FHLB Advances, Quarterly, next reprice date 1/28/2008
5/28/08	7,000,000	5.01%	FHLB Advances, Quarterly, next reprice date 2/28/2008

	$16,000,000

Notes to Consolidated Financial Statements

Note 8. Borrowed Funds, continued

Junior Subordinated Debentures

The Trust was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 28, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

Lines of Credit

The Company has established lines of credit with a correspondent bank to provide additional liquidity if needed. The federal funds purchased line of credit is approximately $3,500,000. At December 31, 2007 and 2006 there were not outstanding balances on the federal funds purchased line of credit. Additionally, the Company has a line of credit with the FHLB secured by a blanket lien on eligible 1-4 family loans and home equity lines of credit. At December 31, 2007 and 2006, the total unused portion of this line of credit was approximately $6,774,000 and $5,272,000, respectively.

Note 9. Fair Value of Financial Instruments

Fair Values

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$10,108	$10,108	$5,114	$5,114
Federal funds sold	8,493	8,493	6,798	6,798
Trading assets	802	802	—	—
Securities, available-for-sale	17,353	17,353	23,403	23,403
Securities, held-to-maturity	—	—	1,613	1,532
Federal Home Loan Bank Stock	1,093	1,093	1,133	1,133
Loans, net of allowance for loan losses	210,701	209,307	157,723	155,963
Bank owned life Insurance	4,269	4,269	4,107	4,107

Financial liabilities
Deposits	218,516	205,956	172,285	170,890
Short term debt	—	—	1,500	1,500
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—
Long-term debt	16,000	16,000	16,000	15,997

Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit. In this regard, the Company has entered into a series of interest rate swap agreements with the FHLB to fix the interest rate on specific certificate of deposit products. At December 31, 2007, the Company had $541,000 of certificates of deposit, which mature in 2008 and 2009, on which the Company pays the FHLB a weighted average interest rate and will receive an interest rate from the FHLB based on the appreciation of the S&P 500. This interest received from the FHLB will be paid to the customer when received. The fair value of the embedded derivative was $183,000 and $142,000 and the fair value of the interest rate swap was $200,000 and $182,000 at December 31, 2007 and 2006, respectively. The fair value of the embedded derivative is recorded in other assets and the fair value of the interest rate swap is recorded in other liabilities. The change in fair value is included in other expense. Interest expense is reflected currently at the amount paid to the FHLB.

Note 10. Earnings per Share

The following table details the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net income (in thousands)	$1,005	$1,259	$794

Weighted average common shares outstanding	1,790,368	1,789,915	1,789,499
Effect of dilutive securities (options)	36,960	70,403	14,244

Weighted average common shares outstanding, diluted	1,827,328	1,860,318	1,803,743

Basic earnings per share	$0.56	$0.70	$0.44

Diluted earnings per share	$0.55	$0.68	$0.44

At December 31, 2007, 42,566 exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share. At December 31, 2006, all exercisable options had an exercise price less than the average market price for the period.

Note 11. Benefit Plans

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”) of 1986, as amended. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company contributed $104,000, $78,000, and $54,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependant care or health care.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $4,269,000 at December 31, 2007, and $4,107,000 at December 31, 2006.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6 percent. The liability accrued for this obligation was $353,000 and $176,000 at December 31, 2007 and 2006, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability.

Stock Option Plans

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

Activity under the Company plans during the year ended December 31, 2007 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2006	950	177,187	3	178,934
Additional options made available
Granted	—	—	—	—
Exercised	—	(1,300)	—	—
Forfeited	2,650	(2,650)	—	—
Expired	—	—	—	—

Balance, December 31, 2007	3,600	173,237	3	178,934

The intrinsic value of the options exercised during the years ended December 31, 2007 and 2006 was $400 and $1,300, respectively. The cash received from the options exercised during the years ended December 31, 2007 and 2006 was $11,560 and $7,400, respectively.

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

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, stock option plans, continued

Additional information relating to the plans is detailed below:

	2007	2006	2005
Grant-date fair value per share	$—	$—	$3.98
Significant assumptions used in determining fair value of options granted
Risk-free interest rate	—	—	4.44%
Expected life in years	—	—	10
Expected dividends	—	—	—
Expected volatility	—	—	30.43%

At December 31, 2005, the Company accounted for its stock-based compensation using the accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the years ended December 31, 2005 is as follows (in thousands, except per share data):

2005
Net income, as reported	$794

Compensation cost determined under fair value based method	$590

Pro forma net income(1)	$204

Basic earnings per common share, as reported	$0.44

Pro forma basic earnings per common share(1)	$0.11

Diluted earnings per common share, as reported	$0.44

Pro forma diluted earnings per common share(1)	$0.11

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied

Information regarding the stock options outstanding at December 31, 2007 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,638	3.33 Years	$8.80	$41
$10.00-10.39	141,856	6.67 Years	$10.00	—
$10.40-11.20	108,677	6.54 Years	$10.75	—

	352,171	5.66 Years	$9.87	$41

The weighted average exercise price for options outstanding at January 1, 2007 was $9.88, and the weighted average exercise price of options forfeited during the year ended December 31, 2007 was $10.78. No compensation expense was recognized in 2006 or 2007 as all outstanding stock options had vested prior to the adoption of SFAS No. 123(r).

Notes to Consolidated Financial Statements

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in thousands):

	2007	2006	2005
Current	$511	$583	$141
Deferred	20	(82)	107
Deferred tax asset valuation allowance change	—	(303)	(248)

Total	$531	$198	$—

Rate Reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate included in the statement of operations for the years ended December 31, 2007, 2006 and 2005 is as follows: (dollars in thousands)

	2007	2006	2005
Tax at statutory federal rate	$522	$495	270
Income from bank owned life insurance	(55)	(53)	(62)
State taxes, net of federal benefit	62	—	—
Other	2	59	40
Deferred tax asset valuation allowance change	—	(303)	(248)

Total	$531	$198	$—

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Deferred tax assets
Allowance for loan losses	$783	$625
Accrued compensation	174	110
Unrealized depreciation on available-for-sale securities	—	239
Deferred loan fees	57	61
State net economic loss carry forward	12	—

Total deferred tax assets	1,026	1,035
Valuation allowance	(12)	—

Deferred tax asset	1,014	1,035

Deferred tax liabilities
Accretion of bond discount	47	40
Depreciation	213	207
Unrealized appreciation on available-for-sale securities	178	—

Total deferred tax liabilities	438	247

Net deferred tax asset	$576	$788

The Company had analyzed the tax positions taken in it tax return and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any material litigation for the year ended December 31, 2007.

Financial Instruments with Off-balance-sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments, which include both fixed and variable rate instruments, at December 31, 2007 and 2006, is as follows (dollars in thousands):

	2007	2006
Commitments to extend credit	$29,633	$15,854
Standby letters of credit	360	602

	$29,993	$16,456

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances, which the Company deems necessary.

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company’s primary focus is toward consumer and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of two million dollars.

The Company from time to time has cash and cash equivalents on deposit with financial institutions that exceed federally insured limits.

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Other Commitments

The Company has entered into employment agreements with certain of its key officers covering duties, salary, benefits, and provisions for termination and Company obligations in the event of a merger or acquisition.

Note 14. Regulatory Matters

The Company’s dividend payments will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006 that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, and 2006, the Bank met the criteria to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$27,541	12.2%	$17,971	8.0%	n/a	n/a
Bank of Oak Ridge	$23,374	10.4%	$17,975	8.0%	$22,468	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$23,228	10.3%	$8,987	4.0%	n/a	n/a
Bank of Oak Ridge	$21,254	9.4%	$8,987	4.0%	$13,480	6.0%
Tier I Capital (to Average Assets)
Consolidated	$23,228	9.1%	$10,177	4.0%	n/a	n/a
Consolidated	$21,254	8.5%	$10,006	4.0%	$12,507	5.0%

December 31, 2006
Total Capital (to Risk-Weighted Assets)	$18,740	11.1%	$13,540	8.0%	$16,925	10.0%
Tier I Capital (to Risk-Weighted Assets)	$17,036	10.1%	$6,770	4.0%	$10,155	6.0%
Tier I Capital (to Average Assets)	$17,036	8.5%	$8,062	4.0%	$10,077	5.0%

Note 15. Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate loan transactions with related parties were as follows (dollars in thousands):

	2007	2006
Balance, beginning	$4,282	$4,911
New loans	1,027	532
Repayments	(2,114)	(1,161)

Balance, ending	$3,195	$4,282

Deposit transactions with related parties at December 31, 2007 and 2006 were not material.

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Data

Condensed statements of financial condition as of December 31, 2007, and related statements of operations and cash flows for the period from March 2, 2007 to December 31, 2007 are as follows:

Condensed Balance Sheet
December 31, 2007

Assets

Cash and due from banks	$4,138
Investment in subsidiary	21,517
Other assets	297

Total assets	$25,952

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable	20
Junior subordinated notes related to trust preferred securities	8,248

Total liabilities	8,268

Commitments and contingencies	—

Stockholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 shares issued and outstanding in 2007	15,831
Retained earnings	1,590
Accumulated other comprehensive income	263

Total stockholders’ equity	17,684

Total liabilities and stockholders’ equity	$25,952

Condensed Statement of Operation
From March 2, 2007 (date of inception) to December 31, 2007

Equity in earnings of subsidiary	$531
Dividends from bank subsidiary	272
Interest income	118
Dividend income	9
Interest expense	(302)
Income tax benefit	59

Net income	$687

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Data, continued

Condensed Statement of Cash Flows
From March 2, 2007 (date of inception) to December 31, 2007

Cash flows from operating activities
Net income	$687
Adjustments to reconcile net income to net cash provided by operations:
Equity in earnings of subsidiary	(531)
Changes in assets and liabilities:
Other assets	(49)
Increase in accrued interest payable	20

Net cash provided by operating activities	127

Cash flows from investing activities
Investment in subsidiary	(4,000)

Net cash used in investing activities	(4,000)

Cash flows from financing activities
Proceeds from subordinated debentures	8,000
Proceeds of exercise of stock options	11

Net cash provided by financing activities	8,011

Net increase (decrease) in cash and cash equivalents	4,138

Cash and cash equivalents, beginning	—

Cash and cash equivalents, ending	$4,138

Supplemental disclosure of cash flow information
Interest paid	$282

Taxes paid	$—

Investment in non-bank subsidiary	$248

Stockholder Information

Annual Meeting

The Annual Meeting of Shareholders will be held on Thursday, May 8, 2008 at 7:00 p.m. at the newest banking office of Bank of Oak Ridge located at 400 Pisgah Church Road, Greensboro, NC 27455.

Requests for Information

Requests for information should be directed to Mr. Ronald Black, President and CEO, or Mr. Thomas Wayne, CFO, at Oak Ridge Financial Services Inc., P.O. Box 2, Oak Ridge, North Carolina, 27310; telephone (336) 644-9944.

Independent Auditors	Stock Transfer Agent
Elliott Davis, PLLC	First Citizens Bank & Trust Company
Certified Public Accountants	Post Office Box 29522
Post Office Box 760	Raleigh, North Carolina 27626
Galax, Virginia 24333

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the FDIC.

Banking Offices
2211 Oak Ridge Road		2102 North Elm Street
Oak Ridge, North Carolina 27310		Greensboro, North Carolina 27408
Phone: (336) 644-9944		Phone: (336) 272-1250

1597 New Garden Road		4423 Highway 220 North
Greensboro, North Carolina 27410		Summerfield, North Carolina 27358
Phone: (336) 315-2400		Phone: (336) 644-7310

400 Pisgah Church Road
Greensboro, NC 27455
Phone: (336) 286-1900

http://www.bankofoakridge.com

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers – The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal I—Election of Directors–Nominees” and “Proposal I—Election of Directors–Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference.

(b) The information required by this Item regarding the Company’s Audit Committee is set forth under the section captioned “— Audit Committee” and “—Report of Audit Committee” in the Proxy Statement, which sections are incorporated herein by reference.

(c) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which section is incorporated herein by reference.

(d) Nomination Procedures – There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosures.

(e) Audit Committee Financial Expert – The information required about the Company’s Audit Committee Financial Expert is set forth under the section captioned “Report of Audit Committee” in the Proxy Statement, which section is incorporated herein by reference.

(f) Code of Ethics – The Company has adopted its “Code of Ethics for Senior Officers Policy”, a code of ethics that applies to its senior officers. The Code of Ethics for Senior Officers Policy is Exhibit 14 to this Report. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics for Senior Officers Policy that applies to the principal executive officer or senior financial officers that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Proposal I—Election of Directors–Director Compensation” and “–Management Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement, which section is incorporated herein by reference.

The equity compensation plan information required by this Item is set forth above in “Item 5 – Equity Compensation Plan Information.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the section captioned “Certain Indebtedness and Transactions of Management” in the Proxy Statement, which section is incorporated herein by reference.

DIRECTOR INDEPENDENCE

For a complete list of each director and nominee of the Company, see “Proposal I-Election of Directors–Nominees” in the Proxy Statement, which section is incorporated herein by reference. Each director, except for Ronald O. Black, the Company’s Chief Executive Officer, is “independent” as defined in Rule 4200(a)(15) of the listing standards of NASDAQ. Each director serving on the Company’s Corporate Governance, Nominating and Compensation Committee and the Company’s Audit Committee are “independent” as defined in Rule 4200(a)(15) of the listing standards of NASDAQ.

ITEM 13.	EXHIBITS

13(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(vii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(viii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black dated January 20, 2006, incorporated herein by reference to Exhibit (10)(ix) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Salary Continuation Agreement with L. William Vasaly dated January 20, 2006, incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2007

Exhibit (10)(xi)	Salary Continuation Agreement with Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibit (10)(xi) to the Form 8-K filed with the SEC on March 28, 2008

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiv)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xv)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xvi)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xvii)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xviii)	Bank of Oak Ridge 2007 Annual Incentive Plan.

Exhibit (11)	Statement Regarding Computation of Per Share Earnings.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditor” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF OAK RIDGE

	By:	/s/ Ronald O. Black
Dated: March 17, 2008		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black	President, Chief Executive Officer and Director	March 17, 2008
Ronald O. Black

/s/ Thomas W. Wayne	Senior Vice President and Chief Financial Officer	March 17, 2008
Thomas W. Wayne

/s/ L. William Vasaly, III	Senior Vice President and Chief Credit Officer	March 17, 2008
L. William Vasaly, III

/s/ Douglas G. Boike	Director	March 17, 2008
Douglas G. Boike

/s/ Herbert M. Cole	Director	March 17, 2008
Herbert M. Cole

/s/ Francis R. Disney	Director	March 17, 2008
Francis R. Disney

/s/ Craig Fleming	Director	March 17, 2008
Craig Fleming

/s/ James W. Hall	Director	March 17, 2008
James W. Hall

/s/ Billy R. Kanoy	Director	March 17, 2008
Billy R. Kanoy

/s/ Lynda J. Lengyel	Director	March 17, 2008
Lynda J. Lengyel

/s/ Stephen S. Neal	Director	March 17, 2008
Stephen S. Neal

/s/ John S. Olmsted	Director	March 17, 2008
John S. Olmsted

/s/ Manuel L. Perkins	Director	March 17, 2008
Manuel L. Perkins

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit (10)(xviii)	Bank of Oak Ridge 2007 Annual Incentive Plan

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (21)	Subsidiary of the Company

Exhibit (31.1)	Certification of Ronald O. Black

Exhibit (31.2)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350