Form 10-K/A
period 2007-12-31
Oak Ridge Financial Services, Inc.
filed 2008-05-14
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?

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

EXPLANATORY NOTE: REASON FOR AMENDMENT

Oak Ridge Financial Services, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 28, 2008, in order to properly evidence that the Company’s independent accountant has signed the Report of Independent Registered Public Accounting Firm.

104 Cranberry Road Post Office Box 760 Galax, VA 24333

Phone 276.238.1800 Fax 276.238.1801

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

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

Galax, Virginia

March 17, 2008

www.elliottdavis.com

ITEM 13.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

13(a) Exhibits

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE FINANCIAL SERVICES, INC.

Dated: May 14, 2008	By:	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black Ronald O. Black	President, Chief Executive Officer and Director	May 14, 2008

/s/ Thomas W. Wayne Thomas W. Wayne	Senior Vice President and Chief Financial Officer	May 14, 2008

/s/ L. William Vasaly, III L. William Vasaly, III	Senior Vice President and Chief Credit Officer	May 14, 2008

/s/ Douglas G. Boike Douglas G. Boike	Director	May 14, 2008

/s/ Herbert M. Cole Herbert M. Cole	Director	May 14, 2008

/s/ Francis R. Disney Francis R. Disney	Director	May 14, 2008

/s/ Craig Fleming Craig Fleming	Director	May 14, 2008

/s/ James W. Hall James W. Hall	Director	May 14, 2008

/s/ Billy R. Kanoy Billy R. Kanoy	Director	May 14, 2008

/s/ Lynda J. Anderson Lynda J. Anderson	Director	May 14, 2008

/s/ Stephen S. Neal Stephen S. Neal	Director	May 14, 2008

/s/ John S. Olmsted John S. Olmsted	Director	May 14, 2008

/s/ Manuel L. Perkins Manuel L. Perkins	Director	May 14, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (31.1)	Certification of Ronald O. Black

Exhibit (31.2)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350