Form 10-Q
period 2008-03-31
Oak Ridge Financial Services, Inc.
filed 2008-05-14
CIK 1398006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File No. 000-52640

OAK RIDGE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

North Carolina	20-8550086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 2 2211 Oak Ridge Road Oak Ridge, North Carolina	27310
(Address of principal executive offices)	(Zip Code)

(336) 644-9944

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	1,791,474 shares
Class	Outstanding at May 12, 2008

Oak Ridge Financial Services, Inc.

This form contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Company’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

Consolidated Balance Sheets

March 31, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands – except share data)

	2008	2007
Assets
Cash and due from banks	$4,539	$6,125
Interest-bearing deposits with banks	2,486	3,983

Total cash and cash equivalents	7,025	10,108
Federal funds sold	5,252	8,493
Trading assets	809	802
Securities available-for-sale	22,720	17,353
Securities held-to-maturity (fair values of $10,787 in 2008)	10,787	—
Federal Home Loan Bank Stock, at cost	1,461	1,093
Loans, net of allowance for loan losses of $2,273 in 2008 and $2,120 in 2007	226,074	210,701
Property and equipment, net	7,207	6,755
Accrued interest receivable	1,338	1,219
Bank owned life insurance	4,308	4,269
Other assets	1,582	1,415

Total assets	$288,563	$262,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$15,762	$14,771
Interest-bearing	222,917	203,745

Total deposits	238,679	218,516
Short-term debt	6,000	—
Long-term debt	16,000	16,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	570	553
Other liabilities	1,482	1,207

Total liabilities	270,979	244,524

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2008 and 2007	15,831	15,831
Retained earnings	1,392	1,590
Accumulated other comprehensive income	361	263

Total stockholders’ equity	17,584	17,684

Total liabilities and stockholders’ equity	$288,563	$262,208

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2008 and 2007

(Dollars in thousands except per share data)

	2008	2007
Interest and dividend income
Loans and fees on loans	$4,014	$3,386
Federal funds sold	92	42
Interest on deposits in banks	42	7
Federal Home Loan Bank stock dividends	17	16
Taxable investment securities	288	264

Total interest and dividend income	4,453	3,715

Interest expense
Deposits	2,239	1,724
Short-term and long-term debt	299	216

Total interest expense	2,538	1,940

Net interest income	1,915	1,775

Provision for loan losses	164	86

Net interest income after provision for loan losses	1,751	1,689

Noninterest income
Service charges on deposit accounts	176	119
Trading gain	8	89
Mortgage loan origination fees	95	104
Investment and insurance commissions	206	142
Fee income from accounts receivable financing	167	39
Income earned on bank owned life insurance	40	39
Other service charges and fees	62	47

Total noninterest income	754	579

Noninterest expense
Salaries and employee benefits	1,284	1,092
Occupancy expense	134	128
Equipment expense	140	133
Data and item processing	84	73
Professional and advertising	287	219
Stationary and supplies	62	44
Telecommunications expense	64	62
Other expense	353	263

Total noninterest expense	2,408	2,014

Income before income taxes	97	254
Income tax expense	36	82

Net income	$61	$172

Basic earnings per weighted average common share	$0.03	$0.10

Diluted earnings per weighted average common share	$0.03	$0.09

Basic weighted average common shares outstanding	1,791,474	1,790,177

Diluted weighted average common shares outstanding	1,799,123	1,855,279

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

For the three months ended March 31, 2008 and 2007

(In thousands except shares of common stock)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income	—	—	—	172	—	172

Total comprehensive income						172
Cumulative effect of a change in accounting principle	—	—	—	(393)	345	(48)
Issuance of common stock	50	—	—	—	—	—

Balance, March 31, 2007	1,790,224	$5,370	$10,450	$757	$—	$16,577

Balance, December 31, 2007	1,791,474	$15,831	$—	$1,590	$263	$17,684

Comprehensive income
Net income	—	—	—	61	—	61
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $36	—	—	—	—	98	98

Total comprehensive income						159
Cumulative effect of a change in accounting principle	—	—	—	(259)	—	(259)

Balance, March 31, 2008	1,791,474	$15,831	$—	$1,392	$361	$17,584

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities
Net income	$61	$172
Adjustments to reconcile net income to net cash (used by) provided by operations:
Depreciation	144	131
Provision for loan losses	164	86
Income earned on bank owned life insurance	(39)	(39)
Net change in trading assets	(7)	1,515
Deferred income tax (benefit) expense	(59)	41
Income taxes payable	(60)	—
Net (accretion) amortization of discounts and premiums on securities	(35)	13
Changes in assets and liabilities:
Accrued interest receivable	(119)	(67)
Other assets	(176)	(65)
Accrued interest payable	17	50
Other liabilities	76	(20)

Net cash (used by) provided by operating activities	(33)	1,817

Cash flows from investing activities
Net decrease (increase) in federal funds sold	3,241	5,460
Activity in available-for-sale securities:
Purchases	(5,692)	—
Maturities and repayments	526	—
Activity in held-to-maturity securities:
Purchases	(10,787)	—
Purchases of Federal Home Loan Bank stock	(368)	(28)
Net increase in loans	(15,537)	(10,079)
Purchases of property and equipment	(596)	(534)

Net cash used in investing activities	(29,213)	(5,181)

Cash flows from financing activities
Net increase in deposits	20,163	5,775
Proceeds from issuance of debt	6,000	—
Repayment of borrowings	—	(1,500)

Net cash provided by financing activities	26,163	4,275

Net increase (decrease) in cash and cash equivalents	(3,083)	911
Cash and cash equivalents, beginning	10,108	5,114

Cash and cash equivalents, ending	$7,025	$6,025

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008 and 2007

(In thousands)

	2008	2007
Supplemental disclosure of cash flow information
Interest paid	$2,520	$1,890

Taxes paid	$—	$16

Supplemental disclosure of cash flow information
Reclassification of available-for–sale and held-to-maturity securities to trading	$—	$23,984

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month period ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The balance sheet as of December 31, 2007 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. This quarterly report should be read in conjunction with the annual report.

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Notes to Unaudited Consolidated Financial Statements

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

Note 3. Fair Value Measurements

As discussed in Note 7, FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the valuation methodologies used to measure and disclose fair value of financial assets and liabilities on a recurring or nonrecurring basis:

Trading assets and Securities available-for-sale

Trading assets and securities available-for-sale are recorded at fair value on a recurring basis. Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1).

The following table present the balances of assets measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
Trading assets
Government-sponsored enterprise securities	$809	$—	$—	$809
Available-for-sale securities
Government-sponsored enterprise securities	4,082	—	—	4,082
Mortgage-backed securities	—	18,638	—	18,638

Total	$4,082	$18,638	—	$22,720

Notes to Unaudited Consolidated Financial Statements

Note 3. Fair Value Measurements, continued

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2008, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2008 (in thousands):

	Fair Value at March 31, 2008				Three Months Ended March 31, 2008
	Level 1	Level 2	Level 3	Total	Total losses
Impaired loans	$—	$964	$135	$1,099	$26

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2008.

Note 4. Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP. The notes to the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

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

Notes to Unaudited Consolidated Financial Statements

Note 4. Critical Accounting Policies, continued

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

Note 5. Stock-based Compensation

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

Activity under the Company plans during the three months ended March 31, 2008 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2007	950	177,187	3	178,934

Additional options made available
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	275	(275)	—	—
Expired	—	—	—	—

Balance, March 31, 2008	1,225	176,912	3	178,934

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

Notes to Unaudited Consolidated Financial Statements

Note 5. Stock-based Compensation, continued

Information regarding the stock options outstanding at March 31, 2008 is as follows (dollars in thousands, except option prices):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,638	3.08 Years	$8.80	$90
$10.00-10.39	141,731	6.42 Years	$10.00	—
$10.40-11.20	108,527	6.28 Years	$10.71	—

	351,896	5.41 Years	$9.87	$90

On June 8, 2006, the shareholders adopted the Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan (the “Omnibus Plan”). The Omnibus Plan is a means to attract new talent and retain current personnel as the Company and the Bank each continue to grow. Employees and directors of the Company and the Bank, who are designated as eligible participants by the Compensation Committee of the Company’s Board of Directors (the “Committee”), may receive Awards (as defined below) under the Omnibus Plan. The Omnibus Plan provides that employees eligible for Awards shall consist of key employees who are officers or managers of the Company and/or the Bank who are responsible for the management, growth and protection of the business of the Company and/or the Bank and whose performance or contribution, in the sole discretion of the Committee, benefits or will benefit the Company in a significant manner. Non-employees (e.g., those with third party relationships such as non-employee directors of the Company and/or the Bank) shall be eligible participants for Awards of non-qualified stock options (“NSOs”) and/or Restricted Stock (defined below) at the sole discretion of the Committee. Non-employees shall not be eligible to receive incentive stock options (“ISOs”) or Performance Units (as defined in the Omnibus Plan). As of March 31, 2008, no Awards have been granted under the Omnibus Plan.

Note 6. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

Oak Ridge Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 17, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 17, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We elected a partial deferral of FAS 157 under the provisions of FSP 157-2 related to the measurement of fair value for all assets other than trading assets and securities available-for-sale. We are currently evaluating the impact of FSP 157-2 on our financial statements. The impact of partially adopting FAS 157 effective January 1, 2008, was not material to our financial statements. Please refer to Note 3 for disclosures related to the adoption of FAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The standard permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As of January 1, 2007, the Company elected the fair value option under SFAS No. 157 for its trading assets, securities available-for-sale and securities held-to-maturity. The cumulative-effect adjustment of $393,000, representing the unrealized loss on the Bank’s entire securities portfolio (net of tax), was reclassified from accumulated other comprehensive loss as a reduction of retained earnings, on January 1, 2007, and first quarter 2007 net income includes a pre-tax gain of $89,000, representing the change in fair value from January 1, 2007 to March 31, 2007 of the $23.4 million of securities measured under SFAS No. 159.

Notes to Unaudited Consolidated Financial Statements

Note 7. Recent Accounting Pronouncements, continued

In September 2006, FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company did adopt EITF 06-04 on January 1, 2008 which resulted in a $259,000 decrease to retained earnings.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited.

The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ending March 31, 2008 and 2007

Net Income

For the three months ended March 31, 2008, the Company reported a decrease in net income of 64 percent to $61,000 compared to $172,000 for the same period in 2007. Net income per diluted share decreased 67 percent to $0.03 compared to $0.09 for the prior year period. Returns on average assets and average equity were 0.09 percent and 1.39 percent, respectively, for the three months ended March 31, 2008, compared to 0.34 percent and 4.16 percent for the prior year period.

The primary factors contributing to the decline in net income from 2007 to 2008 was a decline in the Company’s net interest income and higher noninterest expenses due primarily to the opening of the Company’s fifth banking location in January 2008.

Net Interest Income

Net interest income was $1.9 million for the three months ended March 31, 2008 compared to $1.8 million for the prior year. The 7.8 percent increase in net interest income was due primarily to growth in average earning assets, but was offset by a decline in the net interest margin due to earning assets repricing downward faster than interest-bearing liabilities.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three months ended March 31, 2008 was 3.00 percent compared to 3.71 percent for the prior year period. The average yield on earning assets for the current period was 6.89 percent compared to 7.66 percent for the prior year period, and the average cost of interest-bearing liabilities was 4.01 percent for the current period compared to 4.19 percent for the prior year period. The decline in interest rate spread from 3.20 percent to 2.70 percent was further impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 110.14 percent at March 31, 2007 to 105.08 percent at March 31, 2008.

Between September 18, 2007 and March 18, 2008, the Federal Reserve Board decreased short-term interest rates six times for a total of 300 basis points. The rapid decline in short-term interest rates immediately impacts the Company’s yield on variable rate loans, which represent approximately 39 percent of the Company’s total interest-earning assets, however, the impact on interest-bearing liabilities, particularly certificates of deposit, occur as the fixed rate liabilities mature and reprice at market interest rates. Therefore, when the Federal Reserve Board decreases short-term interest rates rapidly this has a short-term negative impact on the Company’s net interest margin. Generally, once the fixed rate liabilities reprice at market rates the net interest margin returns to their previous levels.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2008 was $164,000 compared to $86,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. There were two factors that caused the significant increase in the provision from 2007 to 2008. First, the Company experienced greater loan growth in the first three months of 2008 compared to the same period in 2007. Some loan loss provision is recognized when loans are originated so greater loan production generally leads to higher loan loss provisions. Second, based on management’s review in the first three months of 2007 of the Company’s loan portfolio, the allowance for loan losses to total loans was reduced from 1.07 percent at December 31, 2006 to 1.06 percent at March 31, 2007. The allowance for loan losses to total loans was 1.00 percent at March 31, 2008 and December 31, 2007, and 1.06 percent at March 31, 2007.

Noninterest Income

Noninterest income totaled $754,000 for the three months ended March 31, 2008, up $175,000, or 30 percent, from $579,000 for the same period in 2007. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $176,000 for the three months ended March 31, 2008, a 48 percent increase over the $119,000 of service fees and charges earned for same period in 2007. Mortgage loan fee income was negatively impacted by the economic slowdown that began in the latter part of 2007 and continued into the first quarter of 2008, and totaled $95,000 for the three months ended March 31, 2008, a 9 percent decrease over the $104,000 of mortgage loan fee income earned for 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest category. Investment and insurance commissions totaled $206,000 for the three months ended March 31, 2008, a 45 percent increase over the $142,000 earned in 2007, largely due to increased revenue from both the Investment Services Group and the Oak Ridge Wealth Management business units. Fee income from accounts receivable financing totaled $167,000 for the three months ended March 31, 2008, a 328 percent increase over the $39,000 earned in the same period in 2007. This increase is largely due to the addition of seven new customers in the first quarter of 2008. The decline in trading income was caused mostly by a significantly smaller trading portfolio in the first three months of 2008 compared to the same period in 2007. Income earned on bank owned life insurance was relatively unchanged from 2007 to 2008. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, and totaled $62,000 for the three months ended March 31, 2008, a 32 percent increase over the $47,000 earned in 2007.

Noninterest Expense

Noninterest expenses were $2.4 million for the three months ended March 31, 2008 compared to $2.0 million for the prior year period. The $400,000 or 20 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network, and was specifically related to the opening of the Company’s fifth banking location in January of 2008. Of the $400,000 increase in total noninterest expense, approximately $280,000 was in salaries and employee benefits and other expenses, which are expenses impacted by the branch network and infrastructure improvements.

Salaries and employee benefits for the three months ended March 31, 2008 were $1.3 million reflecting a $200,000 increase when compared to the $1.1 million for the same period in 2007. Increases in salaries and employee benefits were due to an increase in support positions to service the Company's continued growth, as well as the opening of the Company’s fifth banking location in January 2008.

Equipment, data processing, and telecommunications expenses were relatively unchanged from 2007 to 2008 as these areas were not significantly impacted by the Company’s continued growth, and were positively impacted by an emphasis on controlling such expenses.

Occupancy expense was relatively unchanged from 2007 to 2008, as the increase in occupancy expense related to the opening of the Company’s fifth banking office was offset by a reduction in depreciation expense related to the Company’s operations facility, which was opened in 2000 as the Bank’s original banking office and is now fully depreciated.

Professional and advertising expenses for the three months ended March 31, 2008 were $287,000, reflecting a $68,000 increase when compared to the $219,000 for the same period in 2007. Increases in accounting and auditing, marketing and advertising, and expenses for outsourced services contributed to the overall increase in professional and advertising expenses from 2007 to 2008.

Other noninterest expenses for the three months ended March 31, 2008 were $353,000 reflecting a $90,000 increase when compared to the $263,000 for the same period in 2007. Increases in FDIC insurance premiums of $45,000, brochures and printing materials of $22,000, and dues and memberships of $9,000, contributed to the overall increase in other noninterest expenses. Additionally, expenses related to the servicing of the Company’s accounts receivable financing program increased by $70,000 from 2007 to 2008. These increases were offset by decreases in expenses related to employee travel, training and education, and charitable expenses.

Income Taxes

Income tax expense was $36,000 for the three months ended March 31, 2008 and $82,000 for the same period in 2007. The decline in income tax expense from 2007 to 2008 was primarily due to lower net income before provision for income taxes in 2007 as compared to 2008.

Analysis of Financial Condition from December 31, 2007 to March 31, 2008

Average earning assets increased to $255.6 million during the three months ended March 31, 2008, or 32 percent, from $194.1 million during the same period in 2007. Earning assets represented 93.3 percent of total assets during the three months ended March 31, 2008, and 93.8 percent during the same period in 2007. The mix of average earning assets changed slightly from the three months ended March 31, 2007 to the same period in 2008, with loans growing from 79.5 percent of total assets in 2007 to 80.3 percent in 2008, investment securities declining from 12.4 percent of total assets in 2007 to 7.7 percent in 2008, Federal funds sold and interest-bearing bank deposits increasing from 1.9 percent of total assets in 2007 to 5.3 percent in 2008, and non-interest earning assets increasing from 6.3 percent of total assets in 2007 to 6.7 percent in 2008. The primary reason for the large increase in Federal funds sold and interest-bearing bank deposits was due to a significant increase in deposits during the first three months of 2008. Subsequent to March 31, 2008 most of these funds shifted from Federal Funds sold to taxable investment securities.

Loans Receivable

The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small and medium sized businesses, real estate loans, and consumer loans.

Loans receivable totaled $228.3 million at March 31, 2008, up $15.6 million, or 7 percent, from $212.8 million at December 31, 2007. Two primary factors contributed to the strong growth in loans from the end of 2007 to the end of the first quarter in 2008. First, the Company’s continued expansion into Greensboro led to more commercial loan opportunities. Second, the weakening economy led large financial institutions to abandon entire lines of business which led to quality loan opportunities.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses totaled $2,273,000 at March 31, 2008, up $153,000, or 7 percent, from $2,120,000 at December 31, 2007.

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

As of March 31, 2008, the Bank did not have any subprime loans or investment securities with any subprime loans on its balance sheet. Nonperforming assets to period-end loans increased from 0.18% at December 31, 2007 to 0.54% at March 31, 2008, and nonperforming assets and accruing loans past due 90 days or more increased from $375,000 at December 31, 2007 to $1.2 million at March 31, 2008. Of the $1.2 million of nonperforming assets and accruing loans past due 90 days or more, $1.0 million represent two loans secured by a single-family residence that is under contract to be sold to a credit qualified buyer on May 9, 2008.

Investments and other interest-earning assets

The Company’s portfolios of investment securities, which are classified as either available-for-sale or held-to-maturity, consist of government sponsored enterprise, government sponsored enterprises guaranteed mortgage-backed securities, and mortgage backed securities not guaranteed by government sponsored enterprises. Other interest-earning assets consist of interest-bearing deposits with banks and Federal Funds sold.

Investments and other interest-earning assets totaled $43.5 million at March 31, 2008, up $11.8 million, or 37 percent, from $31.7 million at December 31, 2007. The large increase was due to the purchase in March of 2008 of $16.5 million in mortgage backed securities not guaranteed by government sponsored enterprises.

Deposits

Deposits totaled $238.7 million at March 31, 2008, up $20.2 million, or 9 percent, from $218.5 million at December 31, 2007. Of the $20.2 million increase in total deposits from December 31, 2007 to March 31, 2008, $1.0 million of the increase was in noninterest-bearing deposits with the remaining increase in interest-bearing deposits. The increase in noninterest-bearing deposits was due to a Company wide focus on gathering noninterest-bearing deposits, particularly deposits held by business and non-profit entities, as well as the Company’s continued expansion into Greensboro, North Carolina.

Borrowings

Borrowings, which consist of short and long-term debt, and junior subordinated notes related to trust preferred securities, totaled $30.3 million at March 31, 2008, up $6.0 million, or 25 percent, from $24.3 million at December 31, 2007. The increase in borrowings, which consist of Federal Home Loan Bank of Atlanta advances, was to fund loan and investment growth during the first three months of 2008.

Stockholders’ Equity

Stockholders’ equity totaled $17.6 million at March 31, 2008, down approximately $100,000, or 0.6 percent, from $17.7 million at December 31, 2007. In September 2006, FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 was effective for the Company on January 1, 2008. The Company did adopt EITF 06-04 on January 1, 2008 which resulted in a $259,000 decrease to retained earnings. This decrease to retained earnings was offset by net income of $61,000 for the three months ended March 31, 2008. The remaining net change in retained earnings was due to an increase in accumulated other comprehensive income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

Item 4T.	Controls And Procedures

The Company’s management, under the supervision and with the participation of the principal executive officer and the principal financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2008 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

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

Oak Ridge Financial Services, Inc.

Part II. Other Information

Item 6.	Exhibits

13(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(x)	Salary Continuation Agreements with L. William Vasaly III dated January 20, 2006, incorporated herein by reference to Exhibits (10)(x) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(xi)	Salary Continuation Agreements with Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiv)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xv)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xvi)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xvii)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: May 14, 2008	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer (Duly Authorized Representative)

Date: May 14, 2008	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer (Duly Authorized Representative)