Form 10-Q
period 2008-06-30
Oak Ridge Financial Services, Inc.
filed 2008-08-11
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	1,791,474 shares
Class	Outstanding at August 8, 2008

Oak Ridge Financial Services, Inc.

Part I. Financial Information

Item 1.	Financial Statements

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

Consolidated Balance Sheets

June 30, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands – except share data)

	2008	2007
Assets
Cash and due from banks	$5,193	$6,125
Interest-bearing deposits with banks	2,835	3,983

Total cash and cash equivalents	8,028	10,108
Federal funds sold	2,543	8,493
Trading assets	804	802
Securities available-for-sale	21,426	17,353
Securities held-to-maturity (fair values of $10,787 in 2008)	10,315	—
Federal Home Loan Bank Stock, at cost	1,461	1,093
Loans, net of allowance for loan losses of $2,343 in 2008 and $2,120 in 2007	232,574	210,701
Property and equipment, net	7,109	6,755
Accrued interest receivable	1,314	1,219
Bank owned life insurance	4,349	4,269
Other assets	1,880	1,415

Total assets	$291,803	$262,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$17,300	$14,771
Interest-bearing	225,216	203,745

Total deposits	242,516	218,516

Long-term debt	22,000	16,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	452	553
Other liabilities	1,173	1,207

Total liabilities	274,389	244,524

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2008 and 2007	15,831	15,831
Retained earnings	1,776	1,590
Accumulated other comprehensive income (loss)	(193)	263

Total stockholders’ equity	17,414	17,684

Total liabilities and stockholders’ equity	$291,803	$262,208

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2008 and 2007

(Dollars in thousands – except share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income
Loans and fees on loans	$3,859	$3,579	$7,873	$6,965
Federal funds sold	17	59	109	101
Interest on deposits in banks	29	6	71	13
Federal Home Loan Bank stock dividends	21	19	38	35
Taxable investment securities	522	244	810	508

Total interest income	4,448	3,907	8,901	7,622

Interest expense
Deposits	1,977	1,781	4,216	3,505
Federal funds purchased	—	4	—	4
Short-term and long-term debt	251	263	550	479

Total interest expense	2,228	2,048	4,766	3,988

Net interest income	2,220	1,859	4,135	3,634

Provision for loan losses	99	77	263	163

Net interest income after provision for loan losses	2,121	1,782	3,872	3,471

Noninterest income
Service charges on deposit accounts	177	126	353	245
Trading income (loss)	(5)	(235)	3	(146)
Mortgage loan origination fees	137	119	232	223
Investment and insurance commissions	244	238	450	380
Fee income from accounts receivable financing	185	93	352	132
Income earned on bank owned life insurance	40	39	80	78
Other service charges and fees	119	53	181	100

Total noninterest income	897	433	1,651	1,012

Noninterest expense
Salaries and employee benefits	1,262	1,161	2,546	2,253
Occupancy expense	129	118	263	246
Equipment expense	140	129	280	262
Data and items processing	128	61	212	134
Professional and advertising	304	229	591	448
Stationary and supplies	49	64	111	108
Telecommunications expense	74	47	138	109
Other expense	337	211	690	474

Total noninterest expense	2,423	2,020	4,831	4,034

Income before income taxes	595	195	692	449
Income tax expense	211	59	247	141

Net income	$384	$136	$445	$308

Basic earnings per share	$0.21	$0.08	$0.25	$0.17

Diluted earnings per share	$0.21	$0.07	$0.25	$0.17

Basic weighted average shares outstanding	1,791,474	1,790,224	1,791,474	1,789,752

Diluted weighted average shares outstanding	1,796,196	1,829,171	1,797,710	1,842,849

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

For the six months ended June 30, 2008 and 2007

(In thousands except shares of common stock)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income	—	—	—	308	—	308
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $21	—	—	—	—	(32)	(32)

Total comprehensive income						276
Recapitalization to no par stock	—	10,450	(10,450)	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(393)	345	(48)
Issuance of common stock	50	—	—	—	—	—

Balance, June 30, 2007	1,790,224	$15,820	$—	$893	$(32)	$16,681

Balance, December 31, 2007	1,791,474	$15,831	$—	$1,590	$263	$17,684

Comprehensive income
Net income	—	—	—	445	—	445
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $178	—	—	—	—	(456)	(456)

Total comprehensive income						(11)
Cumulative effect of a change in accounting principle	—	—	—	(259)	—	(259)

Balance, June 30, 2008	1,791,474	$15,831	$—	$1,776	$(193)	$17,414

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities
Net income	$445	$308
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	299	257
Provision for loan losses	263	163
Income earned on bank owned life insurance	(80)	(78)
Net change in trading assets	(2)	23,633
Deferred income tax expense	(60)	154
Income taxes payable	(354)	—
Net (accretion) amortization of discounts and premiums on securities	(120)	17
Changes in assets and liabilities:
Accrued interest receivable	(95)	(167)
Other assets	(123)	(432)
Accrued interest payable	(101)	33
Other liabilities	61	29

Net cash provided by operating activities	133	23,917

Cash flows from investing activities
Net decrease (increase) in federal funds sold	5,950	(6,358)
Activity in available-for-sale securities:
Purchases	(5,692)	(17,995)
Maturities and repayments	981	—
Activity in held-to-maturity securities:
Purchases	(10,787)	—
Maturities and repayments	492	—
Redemptions (purchases) of Federal Home Loan Bank stock	(368)	40
Net increase in loans	(22,136)	(19,653)
Purchases of property and equipment	(653)	(1,091)

Net cash used in investing activities	(32,213)	(45,057)

Cash flows from financing activities
Net increase in deposits	24,000	15,501
Proceeds from issuance of guaranteed preferred beneficial
Interests in the company’s junior subordinated debentures	—	8,248
Proceeds from issuance of debt	13,000	—
Repayment of borrowings	(7,000)	(1,500)

Net cash provided by financing activities	30,000	22,249

Net increase (decrease) in cash and cash equivalents	(2,080)	1,109
Cash and cash equivalents, beginning	10,108	5,114

Cash and cash equivalents, ending	$8,028	$6,223

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008 and 2007

(In thousands)

	2008	2007
Supplemental disclosure of cash flow information
Interest paid	$4,867	$3,995

Taxes paid	$600	$16

Supplemental disclosure of non-cash investing activities
Reclassification of available-for –sale and held-to-maturity
Securities to trading	$—	$23,984

Investment in non-bank subsidiary	$—	$248

See Notes to Unaudited Consolidated Financial Statements

Notes to Unadited Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

The results presented here are for Oak Ridge Financial Services, Inc. (the “Company”), the parent company of Bank of Oak Ridge (the “Bank”). In 2006, the Bank’s Board of Directors and shareholders approved the formation of a bank holding company, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of the Company in exchange for each of his, her or its shares of the Bank’s common stock (the “Reorginization”). The Company became the Bank’s parent holding company in April of 2007. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted.

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

The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the State of Connecticut, of which all common securities are owned by the Company. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, Oak Ridge Financial Statutory Trust I is not included in the Company’s consolidated financial statements. The junior subordinated debentures issued by the Company to the Trust are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-and six-month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Notes to Unadited Consolidated Financial Statements

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

Note 3. Fair Value Measurements

As discussed in Note 7, Statement of Financial Accounting Standards (“SFAS”) 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
Trading assets
Government-sponsored enterprise securities	$804	$—	$—	$804
Available-for-sale securities
Government-sponsored enterprise securities	4,025	—	—	4,025
Corporate bonds	—	490	—	490
Mortgage-backed securities	—	16,911	—	16,911

Total	$4,829	$17,401	$—	$22,230

Notes to Unaudited Consolidated Financial Statements

Note 3. Fair Value Measurements, continued

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2008, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2008 (in thousands):

	Fair Value at June 30, 2008				Six Months Ended June 30, 2008
	Level 1	Level 2	Level 3	Total	Total losses
Impaired loans	$—	$89	$721	$810	$26

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2008.

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

Note 5. Stock-based Compensation

The Bank has adopted both the Employee Stock Option Plan (“Incentive Plan”) and the Director Stock Option Plan (“Nonstatutory Plan”). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Options granted under both plans expire no more than 10 years from date of grant. The option exercise price under both plans is set by a committee of the Board of Directors at the date of grant, and is not less than 100 percent of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant. In connection with the Reorganization, the Company assumed the Incentive Plan and the Nonstatutory Plan Options to acquire the Company’s stock were issued in substitution for the outstanding options to acquire Bank stock at the time of the Reorganization.

Activity under the Company plans during the six months ended June 30, 2008 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2007	3,600	173,237	3	178,934

Additional options made available
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	2,563	(2,563)	—	—
Expired	—	—	—	—

Balance, June 30, 2008	6,163	170,674	3	178,934

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

Notes to Unaudited Consolidated Financial Statements

Note 5. Stock-based Compensation, continued

Information regarding the stock options outstanding at June 30, 2008 is as follows (dollars in thousands, except option prices):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,512	2.83 Years	$8.80	$71
$10.00-10.39	140,544	6.17 Years	$10.00	—
$10.40-11.20	107,552	6.02 Years	$10.71	—

	349,608	5.15 Years	$9.87	$71

On June 8, 2006, the shareholders adopted the Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan (the “Omnibus Plan”), which became effective upon the consummation of the Reorganization. The Omnibus Plan is a means to attract new talent and retain current personnel as the Company and the Bank each continue to grow. Employees and directors of the Company and the Bank, who are designated as eligible participants by the Compensation Committee of the Company’s Board of Directors (the “Committee”), may receive Awards (as defined below) under the Omnibus Plan. The Omnibus Plan provides that employees eligible for Awards shall consist of key employees who are officers or managers of the Company and/or the Bank who are responsible for the management, growth and protection of the business of the Company and/or the Bank and whose performance or contribution, in the sole discretion of the Committee, benefits or will benefit the Company in a significant manner. Non-employees (e.g., those with third party relationships such as non-employee directors of the Company and/or the Bank) shall be eligible participants for Awards of non-qualified stock options (“NSOs”) and/or Restricted Stock (as defined in the Omnibus Plan) at the sole discretion of the Committee. Non-employees shall not be eligible to receive incentive stock options (“ISOs”) or Performance Units (as defined in the Omnibus Plan). As of June 30, 2008, no Awards have been granted under the Omnibus Plan.

Note 6. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

Oak Ridge Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities that mature on June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 17, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 17, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

Note 7. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Notes to Unaudited Consolidated Financial Statements

Note 7. Recent Accounting Pronouncements, continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company believes the adoption of SFAS 160 will have no impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Notes to Unaudited Consolidated Financial Statements

Note 7. Recent Accounting Pronouncements, continued

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no effect on the Company’s financial position, results of operations or cash flows until it issues shares under its Omnibus Plan.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under GAAP. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Notes to Unaudited Consolidated Financial Statements

Note 7. Recent Accounting Pronouncements, continued

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $810,000.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Six-Month Periods Ending June 30, 2008 and 2007

Net Income

For the six months ended June 30, 2008, the Company reported an increase in net income of 44 percent to $445,000 compared to $308,000 for the same period in 2007. Net income per diluted share increased 47 percent to $0.25 compared to $0.17 for the prior year period. Annualized returns on average assets and average equity were 0.32 percent and 5.08 percent, respectively, for the six months ended June 30, 2008, compared to 0.29 percent and 3.74 percent for the prior year period.

The primary factors contributing to the increase in net income from 2007 to 2008 were increases in net interest income and noninterest income, which were offset by increases in the provision for loan losses and noninterest expense.

Net Interest Income

Net interest income was $4.1 million for the six months ended June 30, 2008 compared to $3.6 million for the prior year. The 14 percent increase in net interest income was due primarily to growth in average earning assets, but was offset by a decline in the net interest margin due to earning assets repricing downward faster than interest-bearing liabilities.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2008 was 3.18 percent compared to 3.71 percent for the prior year period. The average yield on earning assets for the current period was 6.74 percent compared to 7.68 percent for the prior year period, and the average cost of interest-bearing liabilities was 3.87 percent for the current period compared to 4.49 percent for the prior year period. The decline in interest rate spread from 3.19 percent to 2.87 percent was impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 110.15 percent at June 30, 2007 to 105.84 percent at June 30, 2008.

Between September 18, 2007 and March 18, 2008, the Federal Reserve Board decreased short-term interest rates six times for a total of 300 basis points. The rapid decline in short-term interest rates immediately impacts the Company’s yield on variable rate loans, which represent approximately 39 percent of the Company’s total interest-earning assets. However, the impact on interest-bearing liabilities, particularly certificates of deposit, occur as the fixed rate liabilities mature and reprice at market interest rates. Therefore, when the Federal Reserve Board decreases short-term interest rates rapidly it has a short-term negative impact on the Company’s net interest margin. Generally, once the fixed rate liabilities reprice at market rates the net interest margin returns to previous levels. The Company is beginning to see fixed rate liabilities, primarily certificates of deposit, reprice at lower levels, but intense local competition for deposits could negatively impact the Company’s net interest margin in the future. The Company is attempting to negate the potential negative impact to its net interest margin by focusing on attracting lower-cost deposits, particularly business demand deposit accounts.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2008 was $263,000 compared to $163,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. There were two factors that caused the significant increase in the provision from 2007 to 2008. First, the Company experienced greater loan growth in the first six months of 2008 compared to the same period in 2007. Some loan loss provision is recognized when loans are originated so greater loan production generally leads to higher loan loss provisions. Second, based on management’s review in the first six months of 2007 of the Company’s loan portfolio, the allowance for loan losses to total loans was reduced from 1.07 percent at December 31, 2006 to 1.04 percent at June 30, 2007. Net charge offs for the six months ended June 30, 2008 were $40,000 compared to $6,000 in the prior year period. The allowance for loan losses to total loans was 1.00 percent at June 30, 2008 and December 31, 2007, and 1.04 percent at June 30, 2007.

Noninterest Income

Noninterest income totaled $1,651,000 for the six months ended June 30, 2008, up $639,000, or 63 percent, from $1,012,000 for the same period in 2007. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $353,000 for the six months ended June 30, 2008, a 44 percent increase over the $245,000 of service fees and charges earned for the same period in 2007. Even though mortgage loan fee income increased from 2007 to 2008, the increased efforts of the mortgage originators were negatively impacted by the economic slowdown that began in the latter part of 2007 and continued into the first quarter of 2008. Mortgage loan origination fees totaled $232,000 for the six months ended June 30, 2008, a 4 percent increase over the $223,000 of mortgage loan fee income earned for 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $450,000 for the six months ended June 30, 2008, an 18 percent increase over the $380,000 earned in 2007, largely due to increased revenue from both the Investment Services Group and the Oak Ridge Wealth Management business units. Fee income from accounts receivable financing totaled $352,000 for the six months ended June 30, 2008, a 167 percent increase over the $132,000 earned in the same period in 2007. This increase is largely due to the addition of seven new customers in the first quarter of 2008. Trading income was only $3,000 for the six months ended June 30, 2008. During the first six months of 2008 the Company held only one bond in its trading portfolio with a balance of approximately $800,000. Since this bond is relatively close to its maturity date its changes in market value are relatively minimal. In the six months ended June 30, 2007, the Company recorded a $146,000 trading loss due to two factors – the Company’s adoption of SFAS 159 on April 30, 2007, and the subsequent sale of substantially all of the Company’s investment portfolio in June of 2007. Income earned on bank owned life insurance was relatively unchanged from 2007 to 2008. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, as well as higher debit card interchange income, and totaled $181,000 for the six months ended June 30, 2008, a 81 percent increase over the $100,000 earned in 2007.

Noninterest Expense

Noninterest expenses were $4.8 million for the six months ended June 30, 2008 compared to $4.0 million for the prior year period. The $800,000 or 20 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network, and was specifically related to the opening of the Bank’s fifth banking location in January of 2008. Of the $800,000 increase in total noninterest expense, approximately $300,000 was in salaries and employee benefits and other expenses, which are expenses impacted by the branch network and infrastructure improvements.

Salaries and employee benefits for the six months ended June 30, 2008 were $2.6 million reflecting a $300,000 increase when compared to the $2.3 million for the same period in 2007. Increases in salaries and employee benefits were due to an increase in support positions to service the Bank’s continued growth, as well as the opening of the Bank’s fifth banking location in January of 2008.

Occupancy expense was relatively unchanged from 2007 to 2008, as the increase in occupancy expense related to the opening of the Bank’s fifth banking office was offset by a reduction in depreciation expense related to the Bank’s operations facility, which was opened in 2000 as the Bank’s original banking office and is now fully depreciated.

Equipment expense was relatively unchanged from 2007 to 2008 as these expenses were not significantly impacted by the Bank’s continued growth, and were positively impacted by an emphasis on controlling such expenses.

Data and items processing expense for the six months ended June 30, 2008 were $212,000 reflecting a $78,000 increase when compared to $134,000 for the prior year period. In March of 2008, the Bank negotiated a new three-year pricing agreement with the provider of its core processing banking system. The Bank’s growth over the prior three-year period caused the pricing on the new agreement to be higher, since the software licensing fees are based on the Bank’s total assets at the time of renegotiation.

Professional and advertising expenses for the six months ended June 30, 2008 were $591,000, reflecting a $143,000 increase when compared to $448,000 for the same period in 2007. Increases in accounting and auditing, marketing and advertising, shareholder communications, and expenses for outsourced services contributed to the overall increase in professional and advertising expenses from 2007 to 2008.

Stationary and supplies expense was higher in the first six months compared to the same period in 2007 due primarily to the opening of the Bank’s fifth banking office in January 2008. Telecommunications expense was higher due to the Company’s continued growth, as well as the decision to equip certain employees with mobile smartphones to allow them to work more efficiently and effectively.

Other noninterest expenses for the six months ended June 30, 2008 were $690,000 reflecting a $216,000 increase when compared to $474,000 for the same period in 2007. Increases in FDIC insurance premiums of $102,000 and dues and memberships of $17,000 contributed to the overall increase in other noninterest expenses. Additionally, expenses related to the servicing of the Bank’s accounts receivable financing program increased by $95,000 from 2007 to 2008. These increases were offset by decreases in expenses related to employee travel, training and education, and charitable expenses.

Income Taxes

Income tax expense was $247,000 for the six months ended June 30, 2008 and $141,000 for the same period in 2007. The increase in income tax expense from 2007 to 2008 was primarily due to higher net income before provision for income taxes in 2008 as compared to 2007.

Comparison of Results of Operations for the Three-Month Periods Ending June 30, 2008 and 2007

Net Income

For the three months ended June 30, 2008, the Company reported an increase in net income of 182 percent to $384,000 compared to $136,000 for the same period in 2007. Net income per diluted share increased 200 percent to $0.21 compared to $0.07 for the prior year period. Annualized returns on average assets and average equity were 0.53 percent and 8.80 percent, respectively, for the three months ended June 30, 2008, compared to 0.25 percent and 3.32 percent for the prior year period.

The primary factors contributing to the increase in net income from 2007 to 2008 were increases in the Company’s net interest income and noninterest income, which were offset by increases in noninterest expense and income tax expense.

Net Interest Income

Net interest income was $2.2 million for the three months ended June 30, 2008 compared to $1.9 million for the prior year period. The 19 percent increase in net interest income was due primarily to growth in average earning assets, but was offset by a decline in the net interest margin due to earning assets repricing downward faster than interest-bearing liabilities.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three months ended June 30, 2008 was 3.28 percent compared to 3.71 percent for the prior year period. The average yield on earning assets for the current period was 6.49 percent compared to 7.70 percent for the prior year period, and the average cost of interest-bearing liabilities was 3.54 percent for the current period compared to 4.51 percent for the prior year period. The decline in interest rate spread from 3.19 percent to 2.95 percent was impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 110.16 percent at June 30, 2007 to 107.34 percent at June 30, 2008.

Between September 18, 2007 and March 18, 2008, the Federal Reserve Board decreased short-term interest rates six times for a total of 300 basis points. The rapid decline in short-term interest rates immediately impacts the Company’s yield on variable rate loans, which represent approximately 39 percent of the Company’s total interest-earning assets. However, the impact on interest-bearing liabilities, particularly certificates of deposit, occur as the fixed rate liabilities mature and reprice at market interest rates. Therefore, when the Federal Reserve Board decreases short-term interest rates rapidly it has a short-term negative impact on the Company’s net interest margin. Generally, once the fixed rate liabilities reprice at market rates the net interest margin returns to previous levels. The Company is beginning to see fixed rate liabilities, primarily certificates of deposit, reprice at lower levels, but intense local competition for deposits could negatively impact the Company’s net interest margin in the future. The Company is attempting to negate the potential negative impact to its net interest margin by focusing on attracting lower-cost deposits, particularly business demand deposit accounts.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2008 was $99,000 compared to $77,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. There were two factors that caused the significant increase in the provision from 2007 to 2008. First, the Company experienced greater loan growth in the second three months of 2008 compared to the same period in 2007. Some loan loss provision is recognized when loans are originated so greater loan production generally leads to higher loan loss provisions. Second, based on management’s review in the first three months of 2007 of the Company’s loan portfolio, the allowance for loan losses to total loans was reduced from 1.06 percent at March 31, 2007 to 1.04 percent at June 30, 2007. The allowance for loan losses to total loans was 1.00 percent at June 30, 2008 and December 31, 2007, and 1.04 percent at June 30, 2007.

Noninterest Income

Noninterest income totaled $897,000 for the three months ended June 30, 2008, up $464,000, or 107 percent, from $433,000 for the same period in 2007. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $177,000 for the three months ended June 30, 2008, a 40 percent increase over $126,000 of service fees and charges earned for same period in 2007. The Company experienced a large trading loss of $235,000 in the three months ended June 30, 2007 due to the sale of substantially all of its investment portfolio in June of 2007 to improve the Bank’s asset liability position. During the same period in 2008 the Bank maintained a much smaller trading portfolio with minimal volatility due to changes in interest rates. Due to greater calling and marketing efforts and despite an overall weaker economic environment, mortgage loan origination fees totaled $137,000 for the three months ended June 30, 2008, a 15 percent increase over $119,000 of mortgage loan origination fees earned for the same period in 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $244,000 for the three months ended June 30, 2008, a 2 percent increase over the $238,000 earned in 2007, largely due to slightly higher revenue from the combined business units. Fee income from accounts receivable financing totaled $185,000 for the three months ended June 30, 2008, a 99 percent increase over $93,000 earned in the same period in 2007. This increase is largely due to the addition of seven new customers in the first quarter of 2008. Income earned on bank owned life insurance was relatively unchanged from 2007 to 2008. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, as well as higher debit card interchange income, and totaled $119,000 for the three months ended June 30, 2008, a 125 percent increase over $53,000 earned in 2007.

Noninterest Expense

Noninterest expenses were $2.4 million for the three months ended June 30, 2008 compared to $2.0 million for the prior year period. The $400,000 or 20 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network, and was specifically related to the opening of the Bank’s fifth banking location in January of 2008. Of the $400,000 increase in total noninterest expense, approximately $100,000 was in salaries and employee benefits and other expenses, which are expenses impacted by the branch network and infrastructure improvements.

Salaries and employee benefits for the three months ended June 30, 2008 were $1.3 million reflecting a $100,000 increase compared to $1.2 million for the same period in 2007. Increases in salaries and employee benefits were due to an increase in support positions to service the Company’s continued growth, as well as the opening of the Bank’s fifth banking location in January 2008.

Occupancy expense for the three months ended June 30, 2008 was $129,000 reflecting a $11,000 increase when compared to $118,000 for the prior year period. The increase in occupancy expense related to the opening of the Bank’s fifth banking office was somewhat offset by a reduction in depreciation expense related to the Bank’s operations facility, which was opened in 2000 as the Bank’s original banking office and is now fully depreciated.

Equipment expense for the three months ended June 30, 2008 was $140,000 reflecting a $11,000 increase when compared to $129,000 for the prior year period. Most of the increases were due to increased depreciation related to computer and related equipment purchases necessary to support the Company’s continued growth.

Data and items processing expense for the three months ended June 30, 2008 were $128,000 reflecting a $67,000 increase when compared to $61,000 for the prior year period. In March of 2008, the Bank negotiated a new three-year pricing agreement with the provider of its core processing banking system. The Bank’s growth over the prior three-year period caused the pricing on the new agreement to be higher, since the software licensing fees are based on the Bank’s total assets at the time of renegotiation.

Professional and advertising expenses for the three months ended June 30, 2008 were $304,000, reflecting a $75,000 increase when compared to $229,000 for the same period in 2007. Increases in accounting and auditing, marketing and advertising, and shareholder communications contributed to the overall increase in professional and advertising expenses from 2007 to 2008.

Stationary and supplies expenses were relatively unchanged from 2007 to 2008. Telecommunications expense was higher due to the Company’s continued growth, as well as the decision to equip certain employees with mobile smartphones to allow them to work more efficiently and effectively.

Other noninterest expenses for the three months ended June 30, 2008 were $337,000 reflecting a $126,000 increase when compared to $211,000 for the same period in 2007. Increases in FDIC insurance premiums of $57,000 and dues and memberships of $7,000 contributed to the overall increase in other noninterest expenses. Additionally, expenses related to the servicing of the Company’s accounts receivable financing program increased by $23,000 from 2007 to 2008. These increases were offset by decreases in expenses related to employee travel, filing and recording fees, appraisal fees, and charitable expenses.

Analysis of Financial Condition

Average earning assets increased to $261.2 million during the six months ended June 30, 2008, or 32 percent, from $197.4 million during the same period in 2007. Earning assets represented 92.9 percent of total assets during the six months ended June 30, 2008, and 93.4 percent during the same period in 2007. The mix of average earning assets changed slightly from the six months ended June 30, 2007 to the same period in 2008, with loans increasing from 80.0 percent of total assets in 2007 to 80.2 percent in 2008, and investment securities decreasing from 11.2 percent of total assets in 2007 to 10.0 percent in 2008, Federal funds sold and interest-bearing bank deposits increasing from 2.2 percent of total assets in 2007 to 2.7 percent in 2008, and non-interest earning assets increasing from 6.6 percent of total assets in 2007 to 7.1 percent in 2008. The increase in non-interest earning assets from 2007 to 2008 was largely attributable to the completion of the Bank’s fifth banking location in January of 2008.

Loans Receivable

The Bank makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Bank emphasizes commercial loans to small and medium sized businesses, real estate loans, and consumer loans.

Loans receivable totaled $232.6 million at June 30, 2008, up $21.9 million, or 10 percent, from $210.7 million at December 31, 2007. Two primary factors contributed to the strong growth in loans from the end of 2007 to the end of the second quarter in 2008. First, the Bank’s continued expansion into Greensboro led to more commercial loan opportunities. Second, the weakening economy led large financial institutions to abandon entire lines of business that led to quality loan opportunities. In the second quarter loan growth moderated somewhat, due to a decrease in the number of lending opportunities as a result of the slowing economy and the Bank’s continued strong underwriting standards.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses totaled $2.3 million at June 30, 2008, up $223,000, or 11 percent, from $2.1 million at December 31, 2007.

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

As of June 30, 2008, the Bank did not have any loans that it considered to be subprime or investment securities with any significance of subprime 1-4 residential loans on its balance sheet. Nonperforming assets to period-end loans increased slightly from 0.18% at December 31, 2007 to 0.28% at June 30, 2008, and nonperforming assets and accruing loans past due 90 days or more increased from $375,000 at December 31, 2007 to $647,000 at June 30, 2008. A substantial portion of the nonperforming loans were secured by residential property or 1-4 family residences. The Bank did not have any other real estate owned at either December 31, 2007 or June 30, 2008.

Investments and other interest-earning assets

The Company’s portfolios of investment securities, which are classified as trading, available-for-sale, or held-to-maturity, consist of government sponsored enterprise, government sponsored enterprises guaranteed mortgage-backed securities, and mortgage backed securities not guaranteed by government sponsored enterprises. Other interest-earning assets consist of interest-bearing deposits with banks and Federal Funds sold.

Investments and other interest-earning assets totaled $39.4 million at June 30, 2008, up $7.7 million, or 24 percent, from $31.7 million at December 31, 2007. The large increase was due to the purchase in March of 2008 of $16.5 million in mortgage-backed securities not guaranteed by government sponsored enterprises.

Deposits

Deposits totaled $242.5 million at June 30, 2008, up $24.0 million, or 11 percent, from $218.5 million at December 31, 2007. Of the $24.0 million increase in total deposits from December 31, 2007 to June 30, 2008, $2.5 million of the increase was in noninterest-bearing deposits with the remaining increase in interest-bearing deposits. The increase in noninterest-bearing deposits was due to a Company wide focus on gathering noninterest-bearing deposits, particularly deposits held by business and non-profit entities, as well as the Company’s continued expansion into Greensboro, North Carolina.

Borrowings

Borrowings, which consist of short and long-term debt, and junior subordinated notes related to trust preferred securities, totaled $30.3 million at June 30, 2008, up $6.0 million, or 25 percent, from $24.3 million at December 31, 2007. The increase in borrowings, which consist of Federal Home Loan Bank of Atlanta advances, was to fund loan and investment growth during the first six months of 2008.

Stockholders’ Equity

Stockholders’ equity totaled $17.4 million at June 30, 2008, down approximately $300,000, or 1.7 percent, from $17.7 million at December 31, 2007. In September 2006, FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 was effective for the Company on January 1, 2008. The Company did adopt EITF 06-04 on January 1, 2008 which resulted in a $259,000 decrease to retained earnings. This decrease to retained earnings was offset by net income of $445,000 for the six months ended June 30, 2008. The remaining net change in stockholders’ equity was due to an decrease in accumulated other comprehensive income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

Item 4T.	Controls And Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, there can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Oak Ridge Financial Services, Inc.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2008, the Company held an annual meeting of shareholders for the purposes listed below.

1.	Election of four directors for three-year terms;

2.	Ratification of appointment of Elliott Davis, PLLC as independent auditor for the fiscal year ending December 31, 2008;

3.	To transact such other business as may have properly come before the meeting or any adjournments thereof.

The results of the voting are set forth below:

1.	Election of Directors:

Name	For	Against	Withheld
Lynda J. Anderson	1,350,931	—	12,400
Douglas G. Boike	1,351,081	—	12,250
Billy R. Kanoy	1,350,206	—	13,125
Stephen S. Neal	1,348,556	—	14,775

2.	Ratification of appointment of Elliott Davis, PLLC as independent auditor for the fiscal year ending December 31, 2008:

For	Against	Abstain
1,342,081	18,000	3,250

3.	Other matters:

No other matters came before the meeting.

The following directors are continuing in office: Douglas G. Boike, Lynda J. Anderson, Billy R. Kanoy, Stephen S. Neal, Ronald O. Black, Francis R. Disney, James W. Hall, Herbert M. Cole, Craig S. Fleming, John S. Olmsted, and Manuel L. Perkins.

Item 6.	Exhibits

13(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(x)	Salary Continuation Agreements with L. William Vasaly III dated January 20, 2006, incorporated herein by reference to Exhibits (10)(x) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(xi)	Salary Continuation Agreements with Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiv)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xv)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xvi)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xvii)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xviii)	Loan Agreement by and between Oak Ridge Financial Services, Inc. and Silverton Bank, National Association dated June 30, 2008, incorporated herein by reference to Exhibit (10)(xviii) to Form 8-K filed with the SEC on July 1, 2008.

Exhibit (10)(xix)	Stock Pledge Agreement by and between Oak Ridge Financial Services, Inc. and Silverton Bank, National Association dated June 30, 2008, incorporated herein by reference to Exhibit (10)(xix) to Form 8-K filed with the SEC on July 1, 2008.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc. (Registrant)

Date: August 8, 2008	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 8, 2008	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)