Form 10-Q
period 2008-09-30
Oak Ridge Financial Services, Inc.
filed 2008-11-05
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	1,791,474 shares
Class	Outstanding at November 3, 2008

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

Consolidated Balance Sheets

September 30, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands – except share data)

	2008	2007
Assets

Cash and due from banks	$2,750	$6,125
Interest-bearing deposits with banks	2,158	3,983

Total cash and cash equivalents	4,908	10,108
Federal funds sold	8,035	8,493
Trading assets	801	802
Securities available-for-sale	29,089	17,353
Securities held-to-maturity (fair values of $10,787 in 2008)	13,520	—
Federal Home Loan Bank Stock, at cost	1,461	1,093
Loans, net of allowance for loan losses of $2,379 in 2008 and $2,120 in 2007	236,237	210,701
Property and equipment, net	8,257	6,755
Accrued interest receivable	1,301	1,219
Bank owned life insurance	4,390	4,269
Other real estate owned	65	—
Other assets	1,666	1,415

Total assets	$309,730	$262,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$19,155	$14,771
Interest-bearing	240,486	203,745

Total deposits	259,641	218,516

Long-term debt	22,000	16,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	498	553
Other liabilities	1,149	1,207

Total liabilities	291,536	244,524

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2008 and 2007	15,831	15,831
Retained earnings	2,151	1,590
Accumulated other comprehensive income	212	263

Total stockholders’ equity	18,194	17,684

Total liabilities and stockholders’ equity	$309,730	$262,208

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2008 and 2007

(Dollars in thousands – except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income
Loans and fees on loans	$3,920	$3,832	$11,793	$10,797
Federal funds sold	27	131	136	232
Interest on deposits in banks	27	28	98	41
Federal Home Loan Bank stock dividends	10	17	48	52
Taxable investment securities	473	260	1,283	768

Total interest income	4,457	4,268	13,358	11,890

Interest expense
Deposits	1,930	1,978	6,146	5,483
Federal funds purchased	2	—	2	4
Short-term and long-term debt	249	370	799	849

Total interest expense	2,181	2,348	6,947	6,336

Net interest income	2,276	1,920	6,411	5,554

Provision for loan losses	74	110	337	273

Net interest income after provision for loan losses	2,202	1,810	6,074	5,281

Noninterest income
Service charges on deposit accounts	222	160	575	405
Trading income (loss)	(2)	11	1	(135)
Mortgage loan origination fees	98	94	330	316
Investment and insurance commissions	237	246	687	626
Fee income from accounts receivable financing	209	113	561	236
Income earned on bank owned life insurance	41	40	121	118
Other service charges and fees	93	71	274	181

Total noninterest income	898	735	2,549	1,747

Noninterest expense
Salaries and employee benefits	1,339	1,103	3,885	3,356
Occupancy expense	171	121	434	367
Equipment expense	158	145	438	407
Data and items processing	122	89	334	223
Professional and advertising	259	269	850	717
Stationary and supplies	81	50	192	158
Telecommunications expense	56	55	194	164
Other expense	315	250	1,005	724

Total noninterest expense	2,501	2,082	7,332	6,116

Income before income taxes	599	463	1,291	912
Income tax expense	224	164	471	305

Net income	$375	$299	$820	$607

Basic earnings per share	$0.21	$0.17	$0.46	$0.34

Diluted earnings per share	$0.21	$0.17	$0.45	$0.33

Basic weighted average shares outstanding	1,791,474	1,790,224	1,791,474	1,790,208

Diluted weighted average shares outstanding	1,791,474	1,809,057	1,809,404	1,837,396

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

For the nine months ended September 30, 2008 and 2007

(In thousands except shares of common stock)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income	—	—	—	607	—	607
Net change in unrealized gain on investment securities available-for-sale, net of tax liability of $68	—	—	—	—	110	110

Total comprehensive income						717
Recapitalization to no par stock	—	10,450	(10,450)	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(393)	345	(48)
Issuance of common stock	50	—	—	—	—	—

Balance, September 30, 2007	1,790,224	$15,820	$—	$1,192	$110	$17,122

Balance, December 31, 2007	1,791,474	$15,831	$—	$1,590	$263	$17,684

Comprehensive income
Net income	—	—	—	820	—	820
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $29	—	—	—	—	(51)	(51)

Total comprehensive income						769
Cumulative effect of a change in accounting principle	—	—	—	(259)	—	(259)

Balance, September 30, 2008	1,791,474	$15,831	$—	$2,151	$212	$18,194

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities
Net income	$820	$607
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	455	398
Provision for loan losses	337	273
Income earned on bank owned life insurance	(121)	(118)
Net change in trading assets	(1)	24,157
Deferred income tax (benefit) expense	(63)	123
Income taxes payable	(479)	—
Net accretion of discounts and premiums on securities	(160)	(20)
Changes in assets and liabilities:
Accrued interest receivable	(82)	(264)
Other assets	(219)	(376)
Accrued interest payable	(55)	201
Other liabilities	162	391

Net cash provided by operating activities	594	25,372

Cash flows from investing activities
Net decrease (increase) in federal funds sold	458	(6,494)
Activity in available-for-sale securities:
Purchases	(16,861)	(17,914)
Sales	—	—
Maturities and repayments	5,175	559
Activity in held-to-maturity securities:
Purchases	(14,370)	—
Maturities and repayments	877	—
Redemptions (purchases) of Federal Home Loan Bank stock	(368)	40
Net increase in loans	(25,873)	(32,564)
Purchases of property and equipment	(1,957)	(1,727)

Net cash used in investing activities	(52,919)	(58,100)

Cash flows from financing activities
Net increase in deposits	41,125	32,389
Proceeds from issuance of guaranteed preferred beneficial
Interests in the company’s junior subordinated debentures	—	8,248
Proceeds from issuance of debt	13,000	—
Repayment of borrowings	(7,000)	(1,500)

Net cash provided by financing activities	47,125	39,137

Net increase (decrease) in cash and cash equivalents	(5,200)	6,409
Cash and cash equivalents, beginning	10,108	5,114

Cash and cash equivalents, ending	$4,908	$11,523

See Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008 and 2007

(In thousands)

	2008	2007
Supplemental disclosure of cash flow information
Interest paid	$7,002	$6,135

Taxes paid	$885	$16

Supplemental disclosure of non-cash investing activities
Real estate and other assets acquired in settlement of loans	$92	$—

Reclassification of available-for –sale and held-to-maturity Securities to trading	$—	$23,984

Investment in non-bank subsidiary	$—	$248

See Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

The results presented here are for Oak Ridge Financial Services, Inc. (the “Company”), the parent company of Bank of Oak Ridge (the “Bank”). In 2006, the Bank’s Board of Directors and shareholders approved the formation of a bank holding company, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of the Company in exchange for each of his, her or its shares of the Bank’s common stock (the “Reorganization”). The Company became the Bank’s parent holding company in April of 2007. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted.

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-and nine-month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

The assets presented at fair value on the Company’s financial statements are related to trading assets, available-for-sale securities real estate owned, net, and impaired loans, all of which are valued based on Level 1, 2, or 3 inputs. For Level 3 inputs, management utilizes appraisals, listing prices, market information from local realtors and market research reports to base the fair value measurement.

Notes to Unaudited Consolidated Financial Statements

Note 3. Fair Value Measurements, continued

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Total
Trading assets
Government-sponsored enterprise securities	$801	$—	$—	$801
Available-for-sale securities
Government-sponsored enterprise securities	1,035	—	—	1,035
Corporate bonds	—	—	500	500
Mortgage-backed securities	27,554	—	—	27,554

Total	$29,390	$—	$500	$29,890

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2007	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	September 30, 2008
	(in thousands)
Corporate bonds	$—	$500	$—	$—	$—	$500
Real estate owned, net	—	92	—	(27)	—	65
Impaired loans	—	2,519	(13)	(122)	—	2,384

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2008.

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

Activity under the Company plans during the nine months ended September 30, 2008 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2007	3,600	173,237	3	178,934

Additional options made available
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	2,563	(2,563)	—	—
Expired	—	—	—	—

Balance, September 30, 2008	6,163	170,674	3	178,934

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

Notes to Unaudited Consolidated Financial Statements

Note 5. Stock-based Compensation, continued

Information regarding the stock options outstanding at September 30, 2008 is as follows (dollars in thousands, except option prices):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,512	2.58 Years	$8.80	$11
$10.00-10.39	140,544	5.92 Years	$10.00	—
$10.40-11.20	107,552	5.77 Years	$10.71	—

	349,608	4.90 Years	$9.87	$11

On June 8, 2006, the shareholders adopted the Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan (the “Omnibus Plan”), which became effective upon the consummation of the Reorganization. The Omnibus Plan is a means to attract new talent and retain current personnel as the Company and the Bank each continue to grow. Employees and directors of the Company and the Bank, who are designated as eligible participants by the Compensation Committee of the Company’s Board of Directors (the “Committee”), may receive Awards (as defined below) under the Omnibus Plan. The Omnibus Plan provides that employees eligible for Awards shall consist of key employees who are officers or managers of the Company and/or the Bank who are responsible for the management, growth and protection of the business of the Company and/or the Bank and whose performance or contribution, in the sole discretion of the Committee, benefits or will benefit the Company in a significant manner. Non-employees (e.g., those with third party relationships such as non-employee directors of the Company and/or the Bank) shall be eligible participants for Awards of non-qualified stock options (“NSOs”) and/or Restricted Stock (as defined in the Omnibus Plan) at the sole discretion of the Committee. Non-employees shall not be eligible to receive incentive stock options (“ISOs”) or Performance Units (as defined in the Omnibus Plan). As of September 30, 2008, no Awards have been granted under the Omnibus Plan.

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

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $810,000.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

Notes to Unaudited Consolidated Financial Statements

Note 7. Recent Accounting Pronouncements, continued

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 3) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Nine-Month Periods Ending September 30, 2008 and 2007

Net Income

For the nine months ended September 30, 2008, the Company reported an increase in net income of 35 percent to $820,000 compared to $607,000 for the same period in 2007. Net income per diluted share increased 36 percent to $0.45 compared to $0.33 for the prior year period. Annualized returns on average assets and average equity were 0.38 percent and 6.18 percent, respectively, for the nine months ended September 30, 2008, compared to 0.37 percent and 4.86 percent for the prior year period.

The primary factors contributing to the increase in net income from 2007 to 2008 were increases in net interest income and noninterest income, which were offset by increases in the provision for loan losses and noninterest expense.

Net Interest Income

Net interest income was $6.4 million for the nine months ended September 30, 2008 compared to $5.6 million for the prior year. The 15 percent increase in net interest income was due primarily to growth in average earning assets, but was offset by a decline in the net interest margin due to earning assets repricing downward faster than interest-bearing liabilities.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2008 was 3.11 percent compared to 3.54 percent for the prior year period. The average yield on earning assets for the current period was 6.56 percent compared to 7.68 percent for the prior year period, and the average cost of interest-bearing liabilities was 3.71 percent for the current period compared to 4.56 percent for the prior year period. The decline in interest rate spread from 3.12 percent to 2.85 percent was impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 109.80 percent at September 30, 2007 to 107.17 percent at September 30, 2008.

Between September 18, 2007 and April 30, 2008, the Federal Reserve Board decreased short-term interest rates seven times for a total of 325 basis points. The rapid decline in short-term interest rates immediately impacts the Company’s yield on variable rate loans, which represent approximately 39 percent of the Company’s total interest-earning assets. However, the impact on interest-bearing liabilities, particularly certificates of deposit, occur as the fixed rate liabilities mature and reprice at market interest rates. Therefore, when the Federal Reserve Board decreases short-term interest rates rapidly it has a short-term negative impact on the Company’s net interest margin. Generally, once the fixed rate liabilities reprice at market rates the net interest margin returns to previous levels. The Company is beginning to see fixed rate liabilities, primarily certificates of deposit, reprice at lower levels, but intense local competition for deposits could negatively impact the Company’s net interest margin in the future. The Company is attempting to negate the potential negative impact to its net interest margin by focusing on attracting lower-cost deposits, particularly business demand deposit accounts.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2008 was $337,000 compared to $273,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The Company experienced greater net charge offs in the nine months ended September 30, 2008 compared to the same period in 2007, and this was the primary reason for the increase in the provision in 2008 compared to 2007. Net charge offs in the first nine months of 2008 were $76,000 compared to $9,000 during the same period in 2007. Some loan loss provision is recognized when loans are originated so greater loan production generally leads to higher loan loss provisions. The allowance for loan losses to total loans was 1.00 percent at September 30, 2008 and December 31, 2007, and 1.03 percent at September 30, 2007.

Noninterest Income

Noninterest income totaled $2,549,000 for the nine months ended September 30, 2008, up $802,000, or 46 percent, from $1,747,000 for the same period in 2007. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $575,000 for the nine months ended September 30, 2008, a 42 percent increase over the $405,000 of service fees and charges earned for the same period in 2007. Even though mortgage loan fee income increased from 2007 to 2008, the increased efforts of the mortgage originators were negatively impacted by the economic slowdown that began in the latter part of 2007 and continued into the first nine months of 2008. Mortgage loan origination fees totaled $330,000 for the nine months ended September 30, 2008, a 4 percent increase over the $316,000 of mortgage loan fee income earned for 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $687,000 for the nine months ended September 30, 2008, an 10 percent increase over the $626,000 earned in 2007, largely due to increased revenue from both the Investment Services Group and the Oak Ridge Wealth Management business units. Fee income from accounts receivable financing totaled $561,000 for the nine months ended September 30, 2008, a 138 percent increase over the $236,000 earned in the same period in 2007. This increase is largely due to the addition of seven new customers in the first quarter of 2008. Trading income was only $1,000 for the nine months ended September 30, 2008. During the first nine months of 2008 the Company held only one bond in its trading portfolio with a balance of approximately $800,000. Since this bond is relatively close to its maturity date its changes in market value are relatively minimal. In the nine months ended September 30, 2007, the Company recorded a $135,000 trading loss due to two factors – the Company’s adoption of SFAS 159 on April 30, 2007, and the subsequent sale of substantially all of the Company’s investment portfolio in June of 2007. Income earned on bank owned life insurance was relatively unchanged from 2007 to 2008. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, as well as higher debit card interchange income, and totaled $274,000 for the nine months ended September 30, 2008, a 51 percent increase over the $181,000 earned in 2007.

Noninterest Expense

Noninterest expenses were $7.3 million for the nine months ended September 30, 2008 compared to $6.1 million for the prior year period. The $1.2 million or 20 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network, and was specifically related to the opening of the Bank’s fifth banking location in January of 2008. Of the $1.2 million increase in total noninterest expense, approximately $900,000 was in salaries and employee benefits, occupancy expense, equipment expense, and other expenses, which are expenses impacted by the branch network and infrastructure improvements.

Salaries and employee benefits for the nine months ended September 30, 2008 were $3.9 million reflecting a $500,000 increase when compared to the $3.4 million for the same period in 2007. Increases in salaries and employee benefits were due to an increase in support positions to service the Bank’s continued growth, as well as the opening of the Bank’s fifth banking location in January of 2008.

Occupancy expense for the nine months ended September 30, 2008 were $434,000 reflecting a $67,000 increase when compared to the $367,000 for the same period in 2007. The increase in occupancy expense was due to the opening of the Bank’s fifth banking office in Greensboro in January 2008, offset by a reduction in depreciation expense related to the Bank’s operations facility, which was opened in 2000 as the Bank’s original banking office and is now fully depreciated.

Equipment expense was relatively unchanged from 2007 to 2008 as these expenses were not significantly impacted by the Bank’s continued growth, and were positively impacted by an emphasis on controlling such expenses.

Data and items processing expense for the nine months ended September 30, 2008 were $334,000 reflecting a $111,000 increase when compared to $223,000 for the prior year period. In March of 2008, the Bank negotiated a new pricing agreement with the provider of its core processing banking system. The Bank’s growth over the prior three-year period caused the pricing on the new agreement to be higher, since the software licensing fees are based on the Bank’s total assets at the time of renegotiation.

Professional and advertising expenses for the nine months ended September 30, 2008 were $850,000, reflecting a $133,000 increase when compared to $717,000 for the same period in 2007. Increases in accounting and auditing, marketing and advertising, shareholder communications, and expenses for outsourced services contributed to the overall increase in professional and advertising expenses from 2007 to 2008.

Stationary and supplies expense was higher in the first nine months compared to the same period in 2007 due primarily to the opening of the Bank’s fifth banking office in January 2008. Telecommunications expense was higher due to the Company’s continued growth, as well as the decision to equip certain employees with mobile smartphones to allow them to work more efficiently and effectively.

Other noninterest expenses for the nine months ended September 30, 2008 were $1,005,000 reflecting a $281,000 increase when compared to $724,000 for the same period in 2007. Increases in FDIC insurance premiums of $140,000, dues and memberships of $16,000, and insurance expense of $25,000 contributed to the overall increase in other noninterest expenses. Additionally, expenses related to the servicing of the Bank’s accounts receivable financing program increased by $113,000 from 2007 to 2008. These increases were offset by decreases in expenses related to employee travel, training and education, postage, and charitable expenses.

Income Taxes

Income tax expense was $471,000 for the nine months ended September 30, 2008 and $305,000 for the same period in 2007. The increase in income tax expense from 2007 to 2008 was primarily due to higher net income before provision for income taxes in 2008 as compared to 2007.

Comparison of Results of Operations for the Three-Month Periods Ending September 30, 2008 and 2007

Net Income

For the three months ended September 30, 2008, the Company reported an increase in net income of 25 percent to $375,000 compared to $299,000 for the same period in 2007. Net income per diluted share increased 24 percent to $0.21 compared to $0.17 for the prior year period. Annualized returns on average assets and average equity were 0.51 percent and 8.41 percent, respectively, for the three months ended September 30, 2008, compared to 0.51 percent and 7.01 percent for the prior year period.

The primary factors contributing to the increase in net income from 2007 to 2008 were increases in the Company’s net interest income and noninterest income, which were offset by increases in noninterest expense and income tax expense.

Net Interest Income

Net interest income was $2.3 million for the three months ended September 30, 2008 compared to $1.9 million for the prior year period. The 19 percent increase in net interest income was due primarily to growth in average earning assets, but was offset by a decline in the net interest margin due to earning assets repricing downward faster than interest-bearing liabilities.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three months ended September 30, 2008 was 3.28 percent compared to 3.51 percent for the prior year period. The average yield on earning assets for the current period was 6.33 percent compared to 7.69 percent for the prior year period, and the average cost of interest-bearing liabilities was 3.34 percent for the current period compared to 4.68 percent for the prior year period. The decline in interest rate spread from 3.01 percent to 2.99 percent was impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 109.18 percent at September 30, 2007 to 106.12 percent at September 30, 2008.

Between September 18, 2007 and April 30, 2008, the Federal Reserve Board decreased short-term interest rates seven times for a total of 325 basis points. The rapid decline in short-term interest rates immediately impacts the Company’s yield on variable rate loans, which represent approximately 39 percent of the Company’s total interest-earning assets. However, the impact on interest-bearing liabilities, particularly certificates of deposit, occur as the fixed rate liabilities mature and reprice at market interest rates. Therefore, when the Federal Reserve Board decreases short-term interest rates rapidly it has a short-term negative impact on the Company’s net interest margin. Generally, once the fixed rate liabilities reprice at market rates the net interest margin returns to previous levels. The Company is beginning to see fixed rate liabilities, primarily certificates of deposit, reprice at lower levels, but intense local competition for deposits could negatively impact the Company’s net interest margin in the future. The Company is attempting to negate the potential negative impact to its net interest margin by focusing on attracting lower-cost deposits, particularly business demand deposit accounts.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2008 was $74,000 compared to $110,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The Company experienced less loan growth in the third quarter of 2008 compared to the same period in 2007, which was the primary reason for the decline in the provision between the two periods. Some loan loss provision is recognized when loans are originated so greater loan production generally leads to higher loan loss provisions. The allowance for loan losses to total loans was 1.00 percent at September 30, 2008 and December 31, 2007, and 1.03 percent at September 30, 2007.

Noninterest Income

Noninterest income totaled $898,000 for the three months ended September 30, 2008, up $163,000, or 22 percent, from $735,000 for the same period in 2007. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $222,000 for the three months ended September 30, 2008, a 39 percent increase over $160,000 of service fees and charges earned for same period in 2007. Due to greater calling and marketing efforts and despite an overall weaker economic environment, mortgage loan origination fees totaled $98,000 for the three months ended September 30, 2008, a 4 percent increase over $94,000 of mortgage loan origination fees earned for the same period in 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $237,000 for the three months ended September 30, 2008, a 4 percent decline over the $246,000 earned in 2007, largely due to lower asset management fees due to lower underlying market values of the assets under management. Fee income from accounts receivable financing totaled $209,000 for the three months ended September 30, 2008, an 85 percent increase over $113,000 earned in the same period in 2007. This increase is largely due to the addition of seven new customers in the first quarter of 2008. Income earned on bank owned life insurance was relatively unchanged from 2007 to 2008. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, as well as higher debit card interchange income, and totaled $93,000 for the three months ended September 30, 2008, a 31 percent increase over $71,000 earned in 2007.

Noninterest Expense

Noninterest expenses were $2.5 million for the three months ended September 30, 2008 compared to $2.1 million for the prior year period. The $400,000 or 20 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network, and was specifically related to the opening of the Bank’s fifth banking location in January of 2008. All of the $400,000 increase in total noninterest expense was caused by increases in salaries and employee benefits, occupancy expense, equipment expense, and other expenses, which are expenses impacted by the branch network and infrastructure improvements.

Salaries and employee benefits for the three months ended September 30, 2008 were $1.3 million reflecting a $200,000 increase compared to $1.1 million for the same period in 2007. Increases in salaries and employee benefits were due to an increase in support positions to service the Company’s continued growth, as well as the opening of the Bank’s fifth banking location in January 2008.

Occupancy expense for the three months ended September 30, 2008 was $171,000 reflecting a $50,000 increase when compared to $121,000 for the prior year period. The increase in occupancy expense related to the opening of the Bank’s fifth banking office was somewhat offset by a reduction in depreciation expense related to the Bank’s operations facility, which was opened in 2000 as the Bank’s original banking office and is now fully depreciated.

Equipment expense for the three months ended September 30, 2008 was $158,000 reflecting a $13,000 increase when compared to $145,000 for the prior year period. Most of the increases were due to increased depreciation related to computer and related equipment purchases necessary to support the Company’s continued growth.

Data and items processing expense for the three months ended September 30, 2008 were $122,000 reflecting a $33,000 increase when compared to $89,000 for the prior year period. Most of the increase is due to higher items processing fees in 2008 compared to 2007, as well as increased data processing expenses related to new services offered in 2008 such as merchant capture and mobile banking.

Professional and advertising expenses for the three months ended September 30, 2008 were $259,000, reflecting a $10,000 decrease when compared to $269,000 for the same period in 2007. Decreases in marketing and advertising, and shareholder communications contributed to the overall decrease in professional and advertising expenses from 2007 to 2008.

Stationary and supplies and telecommunications expenses were relatively unchanged from 2007 to 2008. Other noninterest expenses for the three months ended September 30, 2008 were $315,000 reflecting a $65,000 increase when compared to $250,000 for the same period in 2007. Increases in FDIC insurance premiums of $38,000, insurance expenses of $12,000, and losses and charge offs of $7,000 contributed to the overall increase in other noninterest expenses. Additionally, expenses related to the servicing of the Company’s accounts receivable financing program increased by $18,000 from 2007 to 2008.

Income Taxes

Income tax expense was $224,000 for the three months ended September 30, 2008 and $164,000 for the same period in 2007. The increase in income tax expense from 2007 to 2008 was primarily due to higher net income before provision for income taxes in 2008 as compared to 2007.

Analysis of Financial Condition

Average earning assets increased to $267.6 million during the nine months ended September 30, 2008, 31 percent from $204.1 million during the same period in 2007. Earning assets represented 94 percent of total assets during the nine months ended September 30, 2008, and 93 percent during the same period in 2007. The mix of average earning assets was unchanged in the nine months ended September 30, 2007 compared to the same period in 2008, with loans representing 80.0 percent of total assets in 2007 and 2008, and investment securities representing 10 percent of total assets in 2007 and 2008. Federal funds sold and interest-bearing bank deposits represented 3 percent of total average assets in 2007 and 2008.

Loans Receivable

The Bank makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Bank emphasizes commercial loans to small and medium sized businesses, real estate loans, and consumer loans.

Loans receivable totaled $236.2 million at September 30, 2008, up $25.5 million, or 12 percent, from $210.7 million at December 31, 2007. Three factors contributed to the strong growth in loans from the end of 2007 to the end of the third quarter in 2008. First, the Bank’s continued expansion into Greensboro led to more commercial loan opportunities. Second, the weakening economy led large financial institutions to abandon entire lines of business that led to quality loan opportunities. In the second quarter loan growth moderated somewhat, due to a decrease in the number of lending opportunities as a result of the slowing economy and the Bank’s continued strong underwriting standards. However, in the third quarter, the continued turmoil in the financial services industry created new opportunities for well-underwritten loans that led to strong loan growth during that period of time. Third, many more borrowers, particularly commercial borrowers, that were customers of large financial institutions, moved their lending and deposit relationships to our Bank due to dissatisfaction with their current bank.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses totaled $2.4 million at September 30, 2008, up $259,000, or 12 percent, from $2.1 million at December 31, 2007.

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

As of September 30, 2008, the Bank did not have any loans that it considered to be subprime or investment securities with any significance of subprime 1-4 residential loans on its balance sheet. Nonperforming assets to period-end loans increased slightly from 0.18% at December 31, 2007 to 0.28% at September 30, 2008, and nonperforming assets and accruing loans past due 90 days or more increased from $375,000 at December 31, 2007 to $659,000 at September 30, 2008. A substantial portion of the nonperforming loans were secured by residential property or 1-4 family residences. The Bank had $65,000 in other real estate owned at September 30, 2008, with none at December 31, 2007 or September 30, 2007.

Investments and other interest-earning assets

The Company’s portfolios of investment securities, which are classified as trading, available-for-sale, or held-to-maturity, consist of government sponsored enterprises, government sponsored enterprises guaranteed mortgage-backed securities, and mortgage backed securities not guaranteed by government sponsored enterprises. Other interest-earning assets consist of interest-bearing deposits with banks and Federal Funds sold.

Investments and other interest-earning assets totaled $44.9 million at September 30, 2008, up $13.2 million, or 42 percent, from $31.7 million at December 31, 2007. The large increase was due to the purchase in March and September of 2008 of $27.2 million in mortgage-backed securities not guaranteed by government-sponsored enterprises.

Deposits

Deposits totaled $259.6 million at September 30, 2008, up $41.1 million, or 19 percent, from $218.5 million at December 31, 2007. Of the $41.1 million increase in total deposits from December 31, 2007 to September 30, 2008, $4.4 million of the increase was in noninterest-bearing deposits with the remaining increase in interest-bearing deposits. The increase in noninterest-bearing deposits was due to a Company wide focus on gathering noninterest-bearing deposits, particularly deposits held by business and non-profit entities, as well as the Company’s continued expansion into Greensboro, North Carolina.

Borrowings

Borrowings, which consist of short and long-term debt, and junior subordinated notes related to trust preferred securities, totaled $30.3 million at September 30, 2008, up $6.0 million, or 25 percent, from $24.3 million at December 31, 2007. The increase in borrowings, which consist of Federal Home Loan Bank of Atlanta advances, was to fund loan and investment growth during the first nine months of 2008.

Stockholders’ Equity

Stockholders’ equity totaled $18.2 million at September 30, 2008, up approximately $500,000, or 29 percent, from $17.7 million at December 31, 2007. In September 2006, FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 was effective for the Company on January 1, 2008. The Company did adopt EITF 06-04 on January 1, 2008, which resulted in a $259,000 decrease to retained earnings. The decrease to retained earnings was offset by net income of $820,000 for the nine months ended September 30, 2008. The remaining net change in stockholders’ equity was due to a decrease in accumulated other comprehensive income.

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

Oak Ridge Financial Services, Inc.

Part II. Other Information

Item 6. Exhibits

13(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(x)	Salary Continuation Agreements with L. William Vasaly III dated January 20, 2006, incorporated herein by reference to Exhibits (10)(x) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(xi)	Salary Continuation Agreements with Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiv)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xv)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xvi)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xvii)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xviii)	Loan Agreement by and between Oak Ridge Financial Services, Inc. and Silverton Bank, National Association dated September 30, 2008, incorporated herein by reference to Exhibit (10)(xviii) to Form 8-K filed with the SEC on July 1, 2008.

Exhibit (10)(xix)	Stock Pledge Agreement by and between Oak Ridge Financial Services, Inc. and Silverton Bank, National Association dated September 30, 2008, incorporated herein by reference to Exhibit (10)(xix) to Form 8-K filed with the SEC on July 1, 2008.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: November 4, 2008	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 4, 2008	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)