Form 10-K
period 2008-12-31
Oak Ridge Financial Services, Inc.
filed 2009-03-31
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52640

OAK RIDGE FINANCIAL SERVICES, INC

(Exact name of registrant as specified in its charter)

North Carolina	20-8550086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 2

2211 Oak Ridge Road

Oak Ridge, North Carolina 27310

(Address of principal executive offices)

(336) 644-9944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price of common stock as of March 17, 2009 ($5.55), was $8,427,992.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 17, 2009, was as follows:

Class	Number of Shares
Common Stock, no par value	1,791,474

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant to be held on June 11, 2009 (the “Proxy Statement”) are incorporated by reference into Part III.

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

PART I

ITEM 1 – BUSINESS

General

Oak Ridge Financial Services, Inc. (referred to as the “Company,” “we,” “our” or “us”) was incorporated under the laws of the State of North Carolina on April 20, 2007, at the direction of the Board of Directors of the Bank of Oak Ridge (the “Bank”), for the purpose of serving as the bank holding company for the Bank and became the holding company for the Bank on April 20, 2007. To become the Bank’s holding company, we received approval of the Federal Reserve Board as well as the Bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for the no par value common stock of the Company.

The Bank was incorporated on April 6, 2000 as a North Carolina-chartered commercial bank and opened for business on April 10, 2000. Including its main office, the Bank operates five (5) full service branch offices in Oak Ridge, Summerfield, and Greensboro, North Carolina.

The Company operates for the primary purpose of serving as the holding company for the Bank. Our headquarters are located at 2211 Oak Ridge Road, Oak Ridge, North Carolina 27310.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small- to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, mortgage services and other associated financial services.

Lending Activities

General. The Bank provides a wide range of short-to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. It also makes real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of the commercial loans are collateralized with real estate in the Bank’s market but such collateral is mainly a secondary, and not primary, source of repayment. The Bank has maintained a balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 60% of the loan balances outstanding at December 31, 2008 while fixed rate loans accounted for 40% of the balances.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work.

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

Construction Loans. Another of the Bank’s lending concentrations is construction/development lending. However, the Bank, like many other financial institutions, has greatly decreased its emphasis on this type of lending over the past year. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of homes. The Bank finances “starter” homes as well as “high-end” homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. The Bank lends to builders in its market who have demonstrated a favorable record of performance and profitable operations. The Bank limits the number of unsold homes for each builder but there is no limit for pre-sold homes. The Bank will also finance small tract developments and sub-divisions; however, the Bank seeks to be only one of a number of financial institutions making construction loans in any one tract or sub-division. The Bank endeavors to further limit its construction lending risk through adherence to established underwriting procedures and the requirement of documentation of all draw requests. The Bank requires personal guarantees of the principals and demonstrated secondary sources of repayment on construction loans.

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

Residential real estate loans are made for purchasing and refinancing one to four family properties. The Bank offers fixed and variable rate options, but generally limits the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which originates loans and brokers them for sale in the secondary market. Such loans are closed by mortgage brokers and are not funded by the Bank. The Bank anticipate that it will continue to be an active originator of mortgage loans and only hold for its own account a small number of well-collateralized, non-conforming residential loans.

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual loan officer, the Bank’s officers’ loan committee or, for the largest relationships, the directors’ loan committee. The Bank’s full Board of Directors is required to approve any single transaction that exceeds 90% of our legal lending limit. These amount limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors. Responsibility for loan review, underwriting, compliance and document monitoring resides with the Chief Credit Officer. The Chief Credit Officer is responsible for loan processing and approval. On an annual basis, the Board of Directors of the Bank determines the President’s lending authority, who then delegates lending authorities to the Chief Credit Officer and other lending officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

Credit Cards. The Bank offers a credit card on an agency basis as an accommodation to its customers. The Bank assumes none of the underwriting risk.

Loan Participations. From time to time the Bank purchases and sells loan participations to or from other banks within and outside of its market area. All loan participations purchased have been underwritten using the Bank’s standard and customary underwriting criteria.

Commitments and Contingent Liabilities

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit. The Bank applies the same credit standards to these commitments as the Bank uses in all of its lending activities and have included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 13 of the “Notes to Consolidated Financial Statements.”

Asset Quality

The Bank considers asset quality to be of primary importance, and employs an independent party loan reviewer to ensure adherence to the lending policy as approved by its Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly. At least annually the Bank undergoes a loan review by an independent outside third party who reviews compliance with its underwriting standards and risk grading and provides a report detailing the conclusions of that review to the Audit Committee and senior management. The Audit Committee requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

Investment Activities

The Bank’s investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a nominal percentage of the Bank’s interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that the Bank may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as “available-for-sale.” The Bank carry these investments at market value, which it generally determines using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses are excluded from its earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

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

Borrowings

As additional sources of funding, the Bank uses advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) under a line of credit equal to 30% of the Bank’s total assets ($320.42 million at December 31, 2008). Outstanding advances at December 31, 2008 were $16.0 million. Pursuant to collateral agreements with the FHLB, at December 31, 2008 advances were secured by investment securities available for sale with a fair value of $5.1 million and by loans with a carrying amount of $36.2 million, which approximates market value.

The Bank may purchase federal funds through five unsecured federal funds lines of credit consisting of $9.2 million in the aggregate. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no federal funds purchased as of December 31, 2008.

Junior Subordinated Debt

In June of 2007, the Company placed $8.2 million in trust preferred securities through its subsidiary, Oak Ridge Statutory Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust-preferred securities in junior subordinated deferrable interest debentures issued by the Bank. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 160 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by the Bank for income tax purposes. The trust preferred securities are redeemable on or after July 2012. The Bank has fully and unconditionally guaranteed the trust-preferred securities through the combined operation of the debentures and other related documents. The Bank’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities was that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling the Bank to enhance its regulatory capital positions without diluting the ownership of its shareholders.

Investment Services

The Bank’s Investment Services Group, formed in 2003, services its banking offices and employs two financial advisors. Two additional financial advisors were hired in 2005 and generally operate independently of the Bank, doing business as Oak Ridge Wealth Management. These four employees are also employees of Invest Financial Corporation. The Investment Services Group offers financial planning services and sells investment products such as mutual funds, equities, and fixed and variable annuities. The Bank anticipates continuing to expand this division during 2009.

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

Banking Technology

Because of the level of sophistication of its markets, the Bank commenced operations with a full array of technology available for its customers. The Bank’s customers have the ability to perform on-line and mobile banking and bill paying, access on-line check images, make transfers, initiates wire transfer requests and stop payment orders of checks. The Bank provides its customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks. Through branch image capture technology, the Bank offers same day credit for deposits made prior to 6:00 PM.

Strategy

The Bank’s strategy is focused towards achieving growth and performance through exceptional customer service and sound asset quality, providing a comprehensive combination of products and services that allows it to compete with large and small financial institutions, and being able to quickly adapt to the rapidly changing financial services industry.

Primary Market Area

The Bank’s primary market area consists of Oak Ridge, Summerfield and Greensboro, North Carolina and their surrounding areas. Its main office is located in Oak Ridge, Guilford County, North Carolina and its four branch offices are located in Summerfield and Greensboro, North Carolina. The Bank’s loans and deposits are primarily generated from the Oak Ridge, Summerfield and Greensboro communities. To meet funding needs, the Bank occasionally solicits deposits outside its primary market area using a national certificate of deposit rate service.

Competition

Commercial banking in North Carolina is highly competitive, due in large part to North Carolina’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is the home of one of the largest commercial banks in the United States, which has branches located in the Bank’s banking market, and the Bank competes with other commercial banks, savings banks and credit unions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”) dated June 30, 2008, there were 141 offices of 23 different commercial banks and one savings bank in Guilford County. Four banks (Wachovia Bank, BB&T, Bank of America, and SunTrust) controlled an aggregate of 66.36 percent of all deposits in Guilford County, while the Bank held a 3.12 percent market share. Thus, the Bank’s market is highly competitive, and customers tend to aggressively “shop” the terms of both their loans and deposits.

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

Employees

At December 31, 2008, the Bank had 73 full-time employees and 7 part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

REGULATION

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the Bank Holding Company Act (“BHCA”), also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Treasury’s Capital Purchase Program (the “CPP”), on January 30, 2009, the Company issued and sold to the U.S. Treasury (i) 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 163,830 shares of the Company’s common stock, no par, for an aggregate purchase price of $7,700,000 in cash. The Securities Purchase Agreement, dated January 30, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, restricts the Company, without the prior approval of the U.S. Treasury, from increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to December 31, 2008, limits the Company’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of the Company to be issued under the Warrant, certain registration rights, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).

FDIC Temporary Liquidity Guarantee Program. The Company and the Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC guarantees certain senior unsecured debt of the Company and the Bank, as well as noninterest bearing transaction account deposits at the Bank. Under the transaction account guarantee component of the TLGP, all noninterest bearing transaction accounts maintained at the Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the U.S. Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase $500 billion to $1 trillion of legacy troubled assets from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. The Company cannot predict at this time the effect that the Financial Stability Plan may have on it or its business, financial condition or results of operations.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2008.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2008.

Dividend and Repurchase Limitations. The Company’s participation in the CPP limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), except with the prior approval of the U.S. Treasury. See “Supervision and Regulation—U.S. Treasury Capital Purchase Program.” Additionally, The Company must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12-month period unless the Company (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this section, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.

The ability of the Company to pay dividends or repurchase shares is dependent upon the Company’s receipt of dividends from the Bank. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

During 2008, the Company did not pay any cash dividends. As a result of the Company’s participation in the CPP, the Company will require prior approval of the U.S. Treasury to pay dividends on its common stock.

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. During 2007 and 2008, the assessments ranged from 5 to 43 basis points per $100 of insured deposits. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are charged quarterly. During the first quarter of 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment estimated to be approximately 10 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Bank estimates that its assessment would total approximately $270,000.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB. At December 31, 2008, the Bank was in compliance with these requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during 2007.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2008, the Bank had the requisite capital levels to qualify as “well capitalized”.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans to one borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors which were more able to expand their service and products than smaller, community-oriented financial institutions, such as the Bank.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds has been significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was signed into law in 2002 and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of SOX is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements. In general, SOX established new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of SOX on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with compliance with its requirements.

Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards. The Bank is subject to examination by the FDIC and the Commissioner. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit, equal credit and fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.

Future Requirements. Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions, are introduced regularly. Neither the Company nor the Bank can predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company or the Bank may be affected by such statute or regulation.

ITEM 1A.	RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

The Company’s business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our businesses:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans and investments;

•	An impairment of certain intangible assets, such as goodwill;

•	An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

•

An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, business and results of operations.

Declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

There can be no assurance that the EESA and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system, including the CPP, in which the Company participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP.

On February 10, 2009, the Secretary of the U.S. Treasury announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.

In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009 and amends the ESSA includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in the CPP.

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock. The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

The limitations on incentive compensation contained in the ARRA may adversely affect the Company’s ability to retain its highest performing employees.

In the case of a company such as us that received CPP funds, the ARRA contains restrictions on bonus and other incentive compensation payable to the Company’s senior executive officers. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that the Company may be unable to create a compensation structure that permits the Company to retain its highest performing employees and/or attract new employees of a high caliber. If this were to occur, the Company’s businesses and results of operations could be adversely affected.

The Company is subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company is subject to supervision and periodic examination by the Federal Reserve and the Commissioner. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in the Company, by restricting the Company’s activities, such as:

•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	the level of its allowance for credit losses;

•	imposing higher capital requirements;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide other services.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under Item 1. “Business—Supervision and Regulation” of this Annual Report on Form 10-K.

In addition, the Company will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

The Company relies on dividends from the Bank for most of its revenue.

The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common and preferred stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1 “Business — Supervision and Regulation” of this Annual Report on Form 10-K.

The Company may have higher credit losses than the Company’s allowance for credit losses.

The Bank maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense that represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific loan risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current loan risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for credit losses.

In addition, bank regulatory agencies periodically review the Bank’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Bank will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s growth strategy may not be successful.

As a strategy, the Company seeks to increase the size of its franchise by pursuing business development opportunities. The Company can provide no assurance that it will be successful in increasing the volume of the Company’s loans and deposits at acceptable risk levels and upon acceptable terms, expanding its asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any expansion will be profitable or that the Company will be able to sustain its growth, either through internal growth or through successful expansions of its banking markets, or that the Company will be able to maintain capital sufficient to support its continued growth.

The Bank is subject to interest rate risk.

The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities.

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

If the Bank loses key employees with significant business contacts in its market areas, its business may suffer.

The Bank’s success is largely dependent on the personal contacts of our officers and employees in its market areas. If the Bank loses key employees temporarily or permanently, this could have a material adverse effect on the business. The Bank could be particularly hurt if its key employees go to work for competitors. The Bank’s future success depends on the continued contributions of its existing senior management personnel, many of whom have significant local experience and contacts in its market areas. The Bank has employment agreements or non-competition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.

The Company’s operating results and financial condition would likely suffer if there is deterioration in the general economic condition of the areas in which the Bank does business.

Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region in North Carolina. Because the Bank’s lending and deposit-gathering activities are concentrated in this market, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative affect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond the Bank’s primary market area, adverse economic conditions that affect this market area could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect the Company’s financial condition and results of operations. A significant decline in general economic conditions in the Bank’s market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse affect on the Company’s financial condition and results of operations.

We have implemented anti-takeover devices that could make it more difficult for another company to acquire us, even though such an acquisition may increase shareholder value.

State and federal law and the Company’s articles of incorporation and bylaws make it difficult for anyone to acquire us without approval of its Board of Directors and shareholders. The Company’s articles of incorporation require a supermajority vote of two-thirds of its outstanding common stock in order to affect a sale or merger of the Company in certain circumstances. The Company’s bylaws also divide the Board of Directors into three classes of directors serving staggered three-year terms with approximately one-third of the Board of Directors elected at each annual meeting of shareholders. The classification of directors makes it more difficult for shareholders to change the composition of the Board of Directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the Board of Directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

The Company is subject to security and operational risks related to the technology the Company uses that could result in a loss of customers, increased costs and other damages which could be material.

The Company depends on data processing, software and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure or interruptions or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and servicing or loan origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank’s reputation, subject the Bank to additional regulatory scrutiny or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company is evaluating its internal control systems in order to allow management to report on, and its independent registered public accounting firm to attest to, its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If the Company identifies significant deficiencies or material weaknesses in its internal control over financial reporting that it cannot remediate in a timely manner, or if the Company is unable to receive a positive attestation from its independent registered public accounting firm with respect to its internal control over financial reporting, the trading price of its common stock could decline, the Company’s ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, its common stock could ultimately be delisted from the NASDAQ Capital Market. In this event, the liquidity of the Company’s common stock would be severely limited and the market price of its common stock would likely decline significantly.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for the Company to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on its Board or as executive officers.

The Company faces strong competition in our market areas, which may limit our asset growth and profitability.

The banking business in the Bank’s market areas is very competitive, and the level of competition facing the Bank may increase further, which may limit the Bank’s asset growth and/or profitability. The Company experiences competition in both lending and attracting deposits from other banks and nonbank financial institutions located within its market areas, some of which are significantly larger institutions and may have more financial resources than the Bank. Such competitors primarily include national, regional and local financial institutions within the Bank’s market areas. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Bank currently operates.

Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, savings banks, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, the Bank encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, securities firms and major retail stores that offer competing financial services. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can offer.

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

The Bank is subject to environmental liability risk associated with lending activities.

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

Our participation in the U.S. Treasury’s CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.

On January 30, 2009, we issued and sold Series A Preferred Stock and a Warrant to the U.S. Treasury as part of its CPP. Prior to January 30, 2012, unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity. See “Supervision and Regulation—U.S. Treasury Capital Purchase Program.”

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

Our common stock is not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of the Company’s common stock may lose some or all of their investment.

ITEM 1A.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table summarizes certain information about the headquarters of the Company, the Bank’s branch offices in Summerfield and Greensboro, as well as information related to the Company’s administrative offices as of December 31, 2008.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Headquarters 2211 Oak Ridge Road Oak Ridge, North Carolina	2003	6,800	Building Owned/ Land Leased (1)	Ground lease expires in 2023 with two (2) ten-year renewal options

Summerfield Office 4423 NC Highway 220 North Summerfield, North Carolina	2003	3,300	Leased	Expires in 2023 with four (4) five-year renewal options

Operations Center 1684 NC Highway 68 North Oak Ridge, North Carolina	2001	2,800	Owned (2)

Greensboro Office 1597 New Garden Road Greensboro, North Carolina	2005	3,500	Building Owned/ Land Leased	Ground lease expires in 2025 with four (4) five-year renewal options

Irving Park Office 2102 Elm Street, Suite C Greensboro, North Carolina	2006	2,500	Leased	Expires in 2013 with (2) five-year renewal options

Lake Jeanette Office 400 Pisgah Church Road Greensboro, North Carolina	2008	5,800	Owned	N/A

Oak Ridge Wealth Management 328 Market Street East Greensboro, North Carolina	2008	3,780	Leased	Expires in 2013 with (2) five-year renewal options

New Headquarters Building 8050 Fogleman Road Oak Ridge, NC 27410	Anticipated 2009	14,000	Owned	N/A

(1)	The Bank leases the 2.04 acres of land underlying the building.
(2)	The Bank owns the mobile unit and purchased the 1.2 acres of land on which the Bank’s mobile unit and improvements reside.

At December 31, 2008, the total consolidated net book value of the Company’s land, buildings and leasehold improvements totaled approximately $6,499,000. The total net book value of its furniture, fixtures and equipment at December 31, 2008 was approximately $1,754,000. Each of the existing and proposed facilities and locations of the Company and its subsidiaries is considered by management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2008, the Bank had $1,508,000 in real estate acquired in settlement of loans.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bank’s common stock began trading on April 6, 2000 and began quotation on the NASDAQ Capital Market under the symbol “BKOR” on January 29, 2004. Prior to January 29, 2004, there was no established public market for the common stock. In April of 2007, the Bank was reorganized as a subsidiary of the Company. The common stock of the Company continues to be quoted on the NASDAQ Capital Market under the symbol “BKOR.”

As of March 17, 2009, the Company had approximately 971 shareholders of record.

The following table lists the high and low sales information for the Company’s common stock for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. On March 17, 2009, the last sale of the Company’s common stock quoted on the NASDAQ Capital Market was $5.55 per share.

	Sales Price Range
Quarter	High	Low
2008 First	$10.50	$9.00
Second	$10.50	$7.50
Third	$8.50	$6.00
Fourth	$8.50	$6.25

	Sales Price Range
Quarter	High	Low
2007 First	$13.00	$11.54
Second	$12.25	$10.33
Third	$11.21	$10.00
Fourth	$10.75	$9.00

Equity Compensation Plan Information

The following table presents the number of shares of common stock to be issued upon the exercise of outstanding options as of December 31, 2008, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Bank’s security holders	349,608	$9.87	6,166

Equity compensation plans not approved by the Bank’s security holders	-0-	N/A	-0-

Total	349,608	$9.87	6,166

The Company did not repurchase any shares of common stock during the fourth quarter of 2008.

See “ITEM 1. DESCRIPTION OF BUSINESS–Supervision and Regulation” above for regulatory restrictions which limit the ability of the Company and the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends since its inception.

See “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plans information.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains selected financial data for the Company as of, and for the periods shown:

Selected Financial Data (dollars in thousands, except share and per share data)

	At or for the years ended December 31,
	(As Restated)(7)
	2008	2007	2006
Income statement data:
Net interest income	$8,799	$7,561	$6,524
Provision for loan losses	603	448	333
Noninterest income	3,316	1,987	2,069
Noninterest expense	9,888	8,141	6,803
Provision for income taxes	586	347	198
Net income	1,038	612	1,259

Per share data and shares outstanding: (6)
Basic net income per share(1)	$0.58	$0.34	$0.70
Diluted net income per share(1)	0.58	0.33	0.68
Book value at period end	10.16	9.87	9.19
Weighted average number of common shares outstanding:
Basic	1,791,474	1,790,368	1,789,915
Diluted	1,791,474	1,827,328	1,860,318
Shares outstanding at period end	1,791,474	1,791,474	1,790,174

Balance sheet data:
Total assets	$320,672	$262,208	$207,136
Loan receivable	245,481	212,821	159,427
Allowance for loan losses	2,450	2,120	1,704
Other interest-earning assets	55,807	31,724	33,729
Total deposits	270,604	218,516	172,285
Borrowings	30,248	24,248	17,500
Stockholders’ equity	18,195	17,684	16,453

Selected performance ratios:
Return on average assets	0.35%	0.27%	0.68%
Return on average stockholders’ equity	5.81%	3.62%	7.92%
Net interest margin (2)	3.67%	3.67%	3.75%
Net interest spread (3)	2.95%	3.12%	3.21%
Efficiency ratio (4)	81.62%	85.38%	79.17%

Asset quality ratios (at period end):
Nonperforming assets(5) to period-end loans	1.09%	0.18%	0.22%
Allowance for loan losses to period-end loans	1.00%	1.00%	1.07%
Allowance for loan losses to total assets	0.76%	0.81%	0.82%
Net loan charge-offs to average loans outstanding	0.12%	0.02%	0.03%

Capital and liquidity ratios:
Total capital ratio	10.49%	10.4%	11.1%
Tier 1 capital ratio	9.51%	9.46%	10.1%
Leverage capital ratio	7.79%	8.5%	8.5%
Equity to assets ratio	5.7%	6.7%	7.9%

(1)	Computed based on the weighted average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets consist of non-accruing loans, real estate owned and accruing loans greater than 90 days past due.
(6)	Share and per share data have been adjusted to reflect a five-for-four stock split effected in the form of a 25% dividend in 2004.
(7)	See Note 17 to the consolidated financial statements for information about the restatement, included herein in Part II, Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the years ended December 31, 2008 and 2007. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and the Bank for the years ended December 31, 2008 and 2007. The financial statements presented contain the consolidation of the Company and the Bank only. The Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

Executive Overview

Significant accomplishments

In the opinion of the Company’s management, the Company’s most significant accomplishments during 2008 were as follows:

•	Total assets increased 22 percent;

•	Total loans increased 15 percent;

•	Total deposits increased 24 percent;

•	Total noninterest-bearing deposits increased 23 percent;

•	Total noninterest income increased 29 percent;

•	The Company maintained its emphasis on sound asset quality;

•	The Company began construction on its new headquarters facility;

•	Our third Greensboro banking office opened in January of 2008; and

•	The Company’s independent wealth management division, Oak Ridge Wealth Management, moved into their new offices in December of 2008.

Challenges

The Company has grown steadily since the opening of the Bank in April of 2000, and its business has become more dynamic and complex in recent years as the Bank has enhanced or added delivery channels, products and services, and lines of businesses. While the achievement of the Company’s strategic initiatives and established long-term financial goals is subject to many uncertainties and challenges, management has identified the challenges that are most relevant and most likely to have a near-term effect on operations, which are presented below:

•	Continuing to maintain its strong asset quality, especially in an uncertain and weak economic environment;

•	Addressing the challenges associated with a weakening economic environment in its geographic market;

•	Improving efficiency and controlling noninterest expenses;

•	Maintaining its net interest margin in the current interest rate environment;

•	Increasing core deposits;

•	Increasing interest and noninterest revenue;

•	Controlling costs associated with the current heightened regulatory environment;

•	Volatility in the mortgage banking business;

•	Competition from bank and nonbank financial service providers; and

•	Intense price competition.

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

Restatement

On March 30, 2009, a Form 8-K filed under Item 4.02 by the Company announced that it had concluded that its adoption of SFAS 159 was non-substantive. In connection with the foregoing, management concluded that the annual audited financial statements for the year ended December 31, 2007, as well as the previously filed interim unaudited financial statements for the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007, should no longer be relied upon and that the Company needed to restate these previously issued financial statements. In lieu of refilling these Quarterly and Annual reports, we have included in this report substantially all of the information required to be included in such Quarterly and Annual Reports. For a detailed description of the cause and financial impact of the restatement, see Note 17 to the consolidated financial statements, included herein in Part III, Item 8.

Comparison of Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Net Income

For the year ended December 31, 2008, the Company reported an increase in net income of 70 percent to $1.04 million compared to $612,000 for the year ended December 31, 2007. Net income per diluted share increased 76 percent to $0.58 compared to $0.33 for the prior year period. Returns on average assets and average equity were 0.35 percent and 5.83 percent, respectively, for the year ended December 31, 2008, compared to 0.27 percent and 3.62 percent for the prior year period.

Net Interest Income

Net interest income was $8.8 million for the year ended December 31, 2008 compared to $7.6 million for the prior year. The 16 percent increase in net interest income was due primarily to growth in average earning assets.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2008 was 3.67 percent compared to 3.67 percent for the prior year. The average yield on earning assets for the current period was 6.54 percent compared to 7.74 percent for the year ended December 31, 2007, and the average cost of interest-bearing liabilities was 3.59 percent for the current period compared to 4.62 percent for the year ended December 31, 2007. The decline in interest rate spread from 3.12 percent to 2.95 percent was further impacted by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities, which decreased from 110.8 percent at December 31, 2007 to 107.16 percent at December 31, 2008.

As the economy weakened in the latter part of 2007 the Federal Reserve Board decreased short-term rates and the yield curve began to take on an upward sloping shape, as short-term interest rates fell below interest rates for longer maturity investment instruments. Between September 18, 2007 and December 16, 2008, the Federal Reserve Board decreased short-term interest rates ten times for a total of 475 basis points. The rapid decline in short-term interest rates immediately impacts the Company’s yield on variable rate loans, which represent approximately 49 percent of the Company’s total interest-earning assets. However, the impact on interest-bearing liabilities, particularly certificates of deposit, occur as the fixed rate liabilities mature and reprice at market interest rates. Therefore, when the Federal Reserve Board decreases short-term interest rates rapidly it has a short-term negative impact on the Company’s net interest margin. Generally, once the fixed rate liabilities reprice at market rates the net interest margin returns to previous levels. The Company is beginning to see fixed rate liabilities, primarily certificates of deposit, reprice at lower levels, but intense local competition for deposits could negatively impact the Company’s net interest margin in the future. The Company is attempting to negate the potential negative impact to its net interest margin by focusing on attracting lower-cost deposits, particularly business demand deposit accounts.

Total average interest-earning assets were $275 million for the year ended December 31, 2008, increasing by $63.6 million or 30% when compared to an average of $211.4 million for the year ended December 31, 2007. Increases in average balances by earning asset category were as follows: average loans increased by $50.2 million or 28% from $182.2 million in 2007 to $232.4 million in 2008, taxable investments, trading securities and restricted equity securities increased by $12.2 million or 57% from $21.7 million in 2007 to $33.9 million in 2008, and Federal Funds sold and interest-bearing bank deposits increased by $1.1 million or 15% from $7.6 million in 2007 to $8.7 million in 2008. Total average interest-bearing liabilities increased by $65.7 million with interest-bearing deposit accounts increasing $58.3 million or 35% and borrowings increasing $7.5 million or 35%.

Total interest income for 2008 increased by $1.7 million to $18 million compared $16.4 million for the prior year. The increase was a result of $4.5 million from increased earning asset levels and was offset by a decrease of $2.8 million due to the rate environment. Total interest expense grew by $429,000 with $2.7 million due to increased interest-bearing liabilities and was offset by a decrease of $2.2 million due to the rate environment.

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

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:

Federal funds sold and interest bearing bank deposits	$8,738	$274	3.13%	$7,601	$389	5.12%	$5,471	$275	4.96%
Taxable investment, trading securities and restricted equity securities	33,867	2,029	5.97	21,689	1,090	5.03	28,994	1,261	4.29
Loans receivable	232,351	15,738	6.75	182,152	14,895	8.18	139,324	11,345	8.03

Total interest-earning assets	274,956	18,041	6.54	211,442	16,374	7.74	173,789	12,881	7.31

Non-interest-earning assets	18,201			15,790			11,537

Total assets	$293,157			$227,232			$185,326

Interest-bearing liabilities:
Deposit accounts	$227,607	$8,199	3.59%	$169,324	$7,578	4.48%	$138,134	$5,470	3.96%
Borrowings	28,969	1,043	3.59	21,516	1,235	5.74	17,083	887	5.12

Total interest-bearing liabilities	256,576	9,242	3.59	190,840	8,813	4.62	155,217	6,357	4.10

Non-interest-bearing liabilities	18,766			19,464			14,208

Stockholders’ equity	17,815			16,928			15,901

Total liabilities and stockholders’ equity	$293,157			$227,232			$185,326

Net interest income and interest rate spread		$8,799	2.95%		$7,561	3.12%		$6,524	3.21%

Net interest-earning assets and net interest margin	$18,380		3.67%	$20,602		3.67%	$18,572		3.75%

Ratio of interest-earning assets to interest-bearing liabilities			107.16%			110.80%			111.97%

(1)	Average loan balances include nonaccrual loans.
(2)	Deferred loan fees are included in interest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.

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

Table 2. Rate/Volume Variance Analysis

	Year Ended			Year Ended
	December 31, 2008 vs. 2007			December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total	Rate	Volume	Total	Rate	Volume
	(dollars in thousands)
Interest income:
Federal funds sold and interest-bearing bank deposits	$(115)	$(167)	$52	$114	$5	$109
Taxable investment and restricted equity securities	939	234	705	(171)	174	(345)
Loans receivable	843	(2,860)	3,703	3,550	57	3,493

Total interest income	1,667	(2,793)	4,460	3,493	236	3,257

Interest expense:
Deposit accounts	621	(1,684)	2,305	2,108	775	1,333
Borrowings	(192)	(544)	352	348	101	247

Total interest expense	429	(2,228)	2,657	2,456	876	1,580

Net interest income increase (decrease)	$1,238	$(565)	$1,803	$1,037	$(640)	$1,677

Provision for Loan Losses

The Company’s provision for loan losses for 2008 was $603,000 compared to $448,000 recorded in the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors. The primary reason for the increased provision from 2007 to 2008 was an increase in loans and loan net charge-offs from 2007 to 2008. The increase in the provision was based on the Bank’s assessment of the strong credit quality of the Company’s current loan portfolio as well as a low level of charge offs in the last three fiscal years. The allowance for loan losses to total loans was 1.00 percent, 1.00 percent, and 1.07 percent as of December 31, 2008, 2007 and 2006, respectively.

Noninterest Income

The major components of noninterest income are shown in Table 3. Noninterest income for the Company consists of revenues generated principally from service charges on deposit accounts, loan origination fees on sold mortgage loans, investment and insurance commissions, bank owned life insurance income, and other service charges and fees.

Noninterest income totaled $3.3 million for 2008, up $1.31 million, or 66 percent, from $1.99 million for 2007. Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $805,000 for the current year, a 37 percent increase over the $586,000 of service fees and charges earned for 2007. Mortgage loan fee income was negatively impacted by more by the poor economic environment in 2008 compared to 2007, and totaled $424,000 for the current year, a 1 percent decrease over the $428,000 of mortgage loan fee income earned for 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest category. Investment and insurance commissions totaled $814,000 for the current year, a 12 percent decrease over the $925,000 earned in 2007, largely due to a decline in the value of assets under management for both the Investment Services Group and the Oak Ridge Wealth Management business units. Revenue in both these areas is positively correlated with the underlying value of assets under management. Income earned on bank owned life insurance totaled $162,000 for the current year, a 1 percent increase over the $161,000 earned in 2007. Fee income from accounts receivable financing totaled $743,000 for the current year, a 112 percent increase over the $351,000 earned in 2007. This increase is largely due to the addition of new customers in 2008. Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, and totaled $370,000 for the current year, a 42 percent increase over the $259,000 earned in 2007.

Noninterest income totaled $2.6 million for 2007, up $495,000, or 24 percent, from $2.1 million for 2006. Service fees and charges, totaled $586,000 for 2007, a 35 percent increase over the $434,000 of service fees and charges earned for 2006. Mortgage loan fee income totaled $427,000 for 2007, a 29 percent increase over the $332,000 of mortgage loan fee income earned for 2006. The Bank’s Investment Services Group, which services its banking offices, were joined in 2005 by two additional financial advisors which generally operate independently of the Company and do business as Oak Ridge Wealth Management. Investment and insurance commissions totaled $925,000 for 2007, a 12 percent increase over the $827,000 earned in 2006. This increase was largely due to the addition of Oak Ridge Wealth Management revenue in addition to increased revenue from its Investment Services Group. Income earned on bank owned life insurance totaled $161,000 for 2007, a 4 percent decline over the $156,000 earned in 2006. The small increase from 2006 to 2007 was largely due to slightly lower interest rates on the underlying insurance policies in 2007 compared to 2006. Fee income from accounts receivable financing totaled $342,000 for 2007, a 103 percent increase over the $169,000 earned in 2006. This increase is largely due to the addition of new customers in 2007. Other service charges and fees benefited from its increased number of product offerings and deposit accounts, and totaled $252,000 in 2007, a 67 percent increase over the $151,000 earned in 2006.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if FASB Statement No. 157, “Fair Value Measurements,” is adopted concurrently, and if the adoption is made within 120 days of the beginning of the fiscal year and before any periodic financial statements are issued. The Company elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007, but in March of 2009 judged the early adoption to be non-substantive. As a result of the impairment and resulting sale of the Company’s security portfolio, the Company recorded a $495,000 impairment loss on securities and a $228,000 loss on sale of securities. See Note 17 to the consolidated financial statements for more information about this restatement, included herein in Part II, Item 8.

Table 3. Sources of Noninterest Income

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Service charges on deposit accounts	$805	$586	$434
Impairment loss on securities	—	(495)	—
Loss on sale of securities	—	(228)	—
Mortgage loan origination fees	424	428	332
Investment and insurance commissions	814	925	827
Income earned on bank owned life insurance	162	161	156
Fee income from accounts receivable financing	743	351	169
Other service charges and fees	368	259	151

Total noninterest income	$3,316	$1,987	$2,069

Noninterest Expense

Non-interest expenses were $9.9 million for the year ended December 31, 2008 compared to $8.1 million for the prior year period. The $1.7 million or 21 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network. Of the $1.7 million total increase, $1.1 million was in salaries and employee benefits and other expenses, which are the areas most impacted by the branch network and infrastructure improvements. The major components of noninterest expense are shown in Table 4.

Salaries and employee benefits for the year ended December 31, 2008 were $5.2 million reflecting an increase of $722,000 compared to $4.5 million for the year ended December 31, 2007. Increases in salaries and employee benefits were due to an increase in support positions to service the Company’s continued growth, as well as the opening of the Bank’s fifth banking office in January of 2008.

Occupancy expense for the year ended December 31, 2008 was $605,000 reflecting an increase of $112,000 compared to $493,000 for the year ended December 31, 2007. Equipment expense for the year ended December 31, 2008 was $600,000 reflecting a $45,000 increase when compared to $555,000 for the year ended December 31, 2007. Both increases in occupancy expense and equipment expense were due to the fifth banking office which opened in January 2008.

Data processing expense for the year ended December 31, 2008 was $480,000 reflecting an increase of $171,000 compared to $309,000 for the year ended December 31, 2007. The increase in data processing expense was due to the renewal of the contract with our core system vendor in March 2008 as well as continued growth.

Professional and advertising expenses for the year ended December 31, 2008 were $1.1 million reflecting an increase of $202,000 compared to $907,000 for the year ended December 31, 2007. Increases in professional and advertising expenses were due to increased advertising, marketing, legal, audit and accounting expenses in 2008 over 2007.

Stationary and supplies for the year ended December 31, 2008 was $247,000 reflecting an increase of $48,000 compared to $199,000 for the year ended December 31, 2007. The increase in stationary and supplies was due to growth and the fifth banking office.

Telecommunications expense for the year ended December 31, 2008 were $254,000 reflecting an increase of $42,000 compared to $212,000 for the year ended December 31, 2007. A continuing investment in increased bandwidth as well as the Bank’s fifth office which opened in January 2008 to support the Company’s growth caused most of the increase between the two years.

Other noninterest expenses for the year ended December 31, 2008 were $1,380,000 reflecting an increase of $405,000 compared to $975,000 for the year ended December 31, 2007. The increase in other noninterest expense was due to growth and the fifth banking office.

Non-interest expenses were $8.1 million for the year ended December 31, 2007 compared to $6.8 million for the year ended December 31, 2006. The $1.3 million, or 20 percent, increase was mostly due to new banking offices that were opened in August 2005 and June 2006, as well as an increase in positions to support the Company’s continued growth and to service the Company’s new extended business hours that were implemented in October of 2006. The increases in occupancy and equipment expenses were due to the opening of two new offices in 2005 and 2006.

Table 4. Sources of Noninterest Expense

	Years ended December 31,
	2008	2007	2006
	(in thousands)

Salaries and employee benefits	$5,213	$4,491	$3,721
Occupancy expense	605	493	494
Equipment expense	600	555	513
Data processing	480	309	271
Professional and advertising	1109	907	885
Stationary and supplies	247	199	173
Telecommunications	254	212	155
Other expense	1380	975	591

Total noninterest expense	$9,888	$8,141	$6,803

Income Taxes

Income tax expense is based on amounts reported in the statement of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal and state income tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense was $586,000 for 2008 and $347,000 for 2007, respectively. Net deferred income tax benefits of approximately $760,000 and $576,000 at December 31, 2008 and 2007, respectively, were included in other assets. At December 31, 2008 and 2007, $1,096,000 and $957,000, respectively, of the total deferred tax asset are applicable to the allowance for loan loss and accrued compensation, respectively.

The Company’s deferred income tax benefits and liabilities are the result of temporary differences in provisions for loan losses, depreciation, and investment security discount accretion.

Analysis of Financial Condition

Average earning assets increased to $274.7 million in 2008, or 30 percent, from $211.4 million in 2007. Earning assets represented 93.7 percent of total assets during the year ended December 31, 2008, and 93.1 and 93.8 percent during the years ended December 31, 2007 and 2006 respectively. The mix of average earning assets changed from December 31, 2007 to December 31, 2008, with loans declining from 80.3 percent of total assets in 2007 to 79.2 percent in 2008, and investment securities increasing from 9.5 percent of total assets in 2007 to 11.5 percent in 2008. The shift in earning assets to investments from loans is a conscious strategy by management to try to invest excess funds in investment securities rather than loans. Management expects this trend to continue in 2009, but expects loan growth to continue, albeit at a slower rate than in prior years.

Table 5. Average Asset Mix

	For the Years Ended December 31,
	2008		2007		2006
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
	(dollars in thousands)
Earning assets:
Loans	$232,351	79.3%	$182,152	80.3%	$139,324	75.2%
Investment securities	33,867	11.5	21,689	9.5	28,994	15.6
Federal funds sold and interest-bearing balances	8,738	3.0	7,601	3.3	5,471	3.0

Total earning assets	274,956	93.8	211,442	93.1	173,789	93.8

Nonearning assets:
Cash and due from banks	4,360	1.9	4,776	2.1	3,245	1.8
Property and equipment	7,581	2.1	5,887	2.6	4,932	2.7
Other assets	6,260	2.2	5,127	2.2	3,180	1.7

Total nonearning assets	18,201	6.2	15,790	6.9	11,357	6.2

Total assets	$293,157	100.0%	$227,232	100.0%	$185,146	100.0%

Loans Receivable

The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small and medium sized businesses, real estate loans, and consumer loans.

Tables 6 and 7 set forth, at the dates indicated, the Company’s loan portfolio composition by type of loan. The majority of loans are secured by real estate, with the biggest concentrations in that category being residential, 1-4 families, nonfarm, nonresidential, and construction and development. The large shift in balances from 2007 to 2008 from commercial and industrial to nonfarm, nonresidential was due to a detailed review of loan types by bank management in 2008.

Table 6. Loan Portfolio Summary

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Construction and development	$55,124	$55,588	$33,382	$26,747	$17,241
Secured by farmland	2,105	2,159	2,214	2,281	335
Residential, 1-4 families	66,934	52,187	45,515	41,833	38,966
Residential, 5 or more families	4,415	3,379	1,501	1,496	—
Nonfarm, nonresidential	85,362	12,672	21,198	7,903	8,935

Total real estate	213,940	125,985	103,810	80,260	65,477
Commercial and industrial	28,698	83,085	51,923	39,236	18,993
Consumer	2,910	3,899	3,851	3,353	3,341

Total	$245,548	$212,969	$159,584	122,849	$87,811

Table 7. Loan Portfolio Summary, as a percent of total loans

	At December 31,
	2008	2007	2006	2005	2004
Construction and development	22.4%	26.1%	20.9%	21.8%	19.6%
Secured by farmland	.9	1.0	1.4	1.9	0.4
Residential, 1-4 families	27.2	24.5	28.6	34.1	44.4
Residential, 5 or more families	1.8	1.6	0.9	1.2	—
Nonfarm, nonresidential	34.8	6.0	13.3	6.4	10.2

Total real estate	87.1	59.2	65.1	65.4	74.6
Commercial and industrial	11.7	39.0	32.5	31.9	21.6
Consumer	1.2	1.8	2.4	2.7	3.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Table 8 presents the maturity/repricing distribution of loans as of December 31, 2008.

Table 8. Loan Maturity/Repricing Distribution

	Commercial and Industrial	Construction and Development	Others	Total Amount	%
	(dollars in thousands)
Three months or less	$10,235	$47,505	$46,597	$104,337	42.49%
Over 3 months to 12 months	2,164	2,361	7,605	12,130	4.94
Over 1 year to 5 years	12,583	4,485	73,435	90,503	36.86
Over 5 years	3,716	773	34,089	38,578	15.71

Total loans	$28,698	$55,124	$161,726	$245,548	100.00%

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

Table 9. Nonperforming Assets

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Nonaccrual loans	$437	$10	$353	$303	$676
Restructured loans	—	—	—	—	—

Total nonperforming loans	437	10	353	303	676
Real estate owned	1,508	—	—	—	302

Total nonperforming assets	$1,945	$10	$353	$303	$978

Accruing loans past due 90 days or more	$741	$365	$—	$—	$5
Allowance for loan loss	2,450	2,120	1,704	1,410	970
Nonperforming assets to period end loans	1.09%	0.18%	0.22%	0.25%	0.77%
Allowance for loan losses to period end loans	1.00%	1.00%	1.07%	1.15%	1.10%
Allowance for loan losses to nonperforming loans	125.86%	21,200%	482.72%	465.35%	143.49%
Nonperforming loans to total assets	0.13%	0.004%	0.17%	0.18%	0.50%

Nonperforming assets consist of nonaccrual loans, real estate owned and accruing loans past due 90 days or more. Management does not expect any significant loss of principal related to the nonperforming loans in excess of the provision the Company has reserved through its allowance model for these loans.

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

Table 10 presents an allocation of the allowance for loan loss along with outstanding loans in each category to total loans outstanding for each period indicated:

Table 10. Allocation of Allowance for Loan Loss

	At December 31,
	2008		2007		2006		2005		2004
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(dollars in thousands)
1-4 residential first liens	$536	17.62	$374	15.40	$333	18.93	$43	23.40	$48	30.90
Construction and development	571	22.45	497	26.10	290	20.92	400	21.80	257	19.60
1-4 family junior liens	208	9.64	181	9.10	308	9.30	50	10.70	28	12.50
All other real estate secured	762	37.42	168	8.60	221	15.90	87	9.50	76	11.60

Total real estate loans	2,077	87.13	1,220	59.20	1,152	65.05	580	65.40	409	74.60
Commercial and industrial	334	11.68	846	39.00	459	32.54	656	31.90	348	21.60
Consumer	37	1.19	54	1.80	93	2.41	66	2.70	62	3.80
Unallocated	—	—	—	—	—	—	108	—	151	—

Total	$2,448	100.00	$2,120	100.00	$1,704	100.00	$1,410	100.00	$970	100.00

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management, however, does consider the allowance for loan losses to be adequate at December 31, 2008.

Table 11 sets forth information regarding changes in the Company’s allowance for loan losses for the periods indicated.

Table 11. Changes in the Allowance for Loan Losses

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Balance at beginning of period	$2,120	$1,704	$1,410	$970	$635
Charge-offs:
Real estate - mortgage	(104)	—	(15)	—	(98)
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	(135)	(19)	(10)	(37)	—
Loans to individuals	(73)	(35)	(14)	(34)	(9)

Total charge-offs	(312)	(54)	(39)	(71)	(107)

Recoveries:
Real estate - mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	9	—	—	1	—
Loans to individuals	30	22	—	2	1

Total recoveries	39	22	—	3	1

Net (charge-offs) recoveries	(273)	(32)	(39)	(68)	(106)
Provision for loan losses charged to operations	603	448	333	508	441

Balance at end of period	$2,450	$2,120	$1,704	$1,410	$970

Total loans outstanding at year-end	$245,548	$212,969	$159,584	$122,849	$87,811

Average net loans outstanding for the year	$232,351	$182,152	$139,324	$105,229	$74,415

Ratio of net loan charge-offs to average loans outstanding	0.12%	0.02%	0.03%	0.06%	0.14%

Ratio of allowance for loan losses to loans outstanding at period-end	1.00%	1.00%	1.07%	1.15%	1.11%

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

Table 12. Investment Securities

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
	(dollars in thousands)
2008
Available-for-sale
Government-sponsored enterprise securities	$2,045	$108		$—	$2,153
Mortgage-backed securities	33,222	$621		$(902)	$32,941
Other domestic debt securities	500	—		—	500

Total securities available-for-sale	$35,767	$729		$(902)	$35,594

Held-to-maturity
Mortgage-backed securities	$13,155	$26		$(400)	$12,781

Total securities held-to-maturity	$13,155	$26		$(400)	$12,781

2007

Available-for-sale

Government-sponsored enterprise securities	$3,946	$68	$		$4,014
Mortgage-backed securities	12,987	352			13,339

Total securities available-for-sale	$16,933	$420	$		$17,353

2006

Available-for-sale
Government-sponsored enterprise securities	$5,859	$—		$(77)	$5,782
Corporate bonds	18,112	2		(493)	17,621

Total securities available-for-sale	$23,971	$2		$(570)	$23,403

Held-to-maturity
Mortgage-backed securities	$1,613	$4		$(85)	$1,532

Total securities held-to-maturity	$1,613	$4		$(85)	$1,532

Table 13 provides the amortized costs, carrying values, intervals of maturities or re-pricings, and weighted average yields of the Company’s investment portfolio at December 31, 2008.

Table 13. Investment Securities

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Government sponsored enterprise securities
Due in one year or less	$—	$—	0.00%	$—	$—	—%
Due after one year through five years	985	1,091	5.37%	—	—	—
Due after five years through ten years	1,060	1,061	3.35%	—	—	—

	$2,045	$2,152	4.32%	$—	$—	—

Other domestic debt securities
Due in one year or less	$—	$—	0.00%	$—	$—	—%
Due after one year through five years	500	500	5.50%	—	—	—
Due after five years through ten years	—	—	0.00%	—	—	—

	$500	$500	5.50%	$—	$—	—

Mortgage-backed securities
Due in one year or less	$—	$—	0.00%	$—	$—	—
Due after one year through five years	—	—	0.00%	—	—	—
Due after five years through ten years	5,370	5,421	5.81%	—	—	—
Due after ten years	27,852	27,521	6.44%	13,155	12,781	6.91%

	$33,222	$32,942	6.34%	$13,155	$12,781	6.91%

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

At December 31, 2008 and December 31, 2007, there were no securities of any issuer (other than certain mortgage-backed issuers) that exceeded 10 percent of the Company’s stockholders’ equity.

Deposits

Table 14 sets forth the amounts and maturities of the Company’s certificates of deposit.

Table 14. Certificates of Deposit

	At December 31, 2008
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Certificates of deposit:
Less than $100,000	$14,771	$32,886	$35,974	$20,476	$104,107
$100,000 or more	23,081	17,075	27,442	12,388	79,986

Total	$37,852	$49,961	$63,416	$32,864	$184,093

Table 15 sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 15. Average Deposit Balances and Rates

	For the Years Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest-bearing deposits:
Demand accounts	$36,270	1.52%	$46,529	3.76%	$20,184	2.98%
Savings and money market	33,760	2.52	20,676	3.69	35,878	3.45
Time deposits	157,577	2.51	102,120	4.96	82,072	4.42

Total interest-bearing deposits	227,607	3.59	169,325	4.48	138,134	3.96
Non-interest-bearing deposits	16,741	—	15,284	—	13,187	—

Total deposits	$244,348	3.34%	$184,609	4.11%	$151,321	3.61%

Short-Term Debt

The Company may purchase federal funds through unsecured federal funds guidance lines totaling $9.2 million at December 31, 2008. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at December 31, 2008 and 2007.

Also included in short-term borrowings are certain advances with the FHLB. These are generally referred to as daily rate credits that have a maturity less than one year. The Company had no outstanding balances under this type of borrowing at December 31, 2008 and 2007.

Average short-term debt was $4.2 million, $1.08 million, and $11.6 million during 2008, 2007 and 2006, respectively. The related interest expense was $79,000, $64,000, and $594,000, respectively.

Long-Term Debt

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10 percent of total assets in the form of FHLB advances. At December 31, 2008 and 2007, outstanding FHLB advances of $15.0 and $16.0 million, respectively, were classified as long-term debt. The average amount outstanding during 2008 and 2007 was $24.7 million and $16.0 million, respectively. Approximately $33 million in first and second lien 1-4 family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2008.

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

The table below sets forth the outstanding long-term debt for the Company as of December 31, 2008:

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
10/22/2009	$6,000,000	3.00%	FHLB Advances, no repricing, fixed rate advance
7/28/2011	9,000,000	3.56%	FHLB Advances, Quarterly, next reprice date 1/28/2009
6/17/2037	8,248,000	3.60%	Junior Subordinated Debentures, Quarterly, next reprice date 3/16/2009

	$23,248,000

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, and investment securities available-for-sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2008, the Company had credit available with the FHLB of approximately $6.0 million and additional availability under credit lines with a financial institution of $9.2 million. Total deposits were $270.6 million and $218.5 million at December 31, 2008 and 2007, respectively. The Company has relied on time deposits and borrowed funds to fund loan demand that has exceeded the rate of growth in core deposits. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At December 31, 2008 and 2007, time deposits represented 68 percent and 61 percent, respectively, of total deposits. Certificates of deposit of $100,000 or more represented 18 percent and 21 percent of total deposits at December 31, 2008 and 2007, respectively.

The Company has brokered certificates of deposit that, as of December 31, 2008, amounted to approximately $31.3 million or 12 percent of total deposits and 17 percent of total certificates of deposit. All but $99,000 of total brokered certificates of deposits consisted of certificates issued through the Certificate of Deposit Account Registry Service (CDARs). Although classified as brokered deposits, they are issued to individuals, businesses and not-for-profit entities located in the Company’s geographic market territory. The Company has certificates of deposit that are accepted on the Internet through Qwick-Rate’s CD Clearinghouse (“Qwick-Rate”). On December 31, 2008, those Internet deposits amounted to approximately $35.6 million or 13 percent of total deposits and 19 percent of total certificates of deposit. With the exception of these Internet deposits, management believes most of the Company’s other time deposits are relationship-oriented and, while it will be necessary to pay competitive rates to retain those deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, Qwick-Rate deposits, borrowed funds, investment repayments, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies and mortgage-backed securities. As of December 31, 2008, liquid assets (cash and due from banks, interest-earning bank deposits, federal funds sold, time deposits in other banks and investment securities available-for-sale) were approximately $45 million, which represented 14 percent of total assets and 17 percent of total deposits. At December 31, 2008, outstanding commitments to extend credit were $53 million and available line of credit balances totaled $25 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

The Bank is subject to minimum capital requirements. As the following table indicates, at December 31, 2008, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At December 31, 2008
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	10.5%	8.0%	10.0%
Tier 1 risk-based capital ratio	9.5%	4.0%	6.0%
Leverage ratio	7.8%	4.0%	5.0%

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2008, the Company’s equity to asset ratio was 5.7 percent.

Asset/Liability Management

The Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (“ALCO”) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed and approved by the Board of Directors.

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

Table 16 illustrates the GAP position of the Company as of December 31, 2008.

Table 16. GAP Position

	Terms to repricing at December 31, 2008
	With in 3 Months	4 to 12 Months	1 Year to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans receivable
Adjustable rate	$96,617	$1,469	$251	$—	$98,337
Fixed rate	8,156	16,295	90,190	32,503	147,144
Investment securities	3,162	8,141	24,210	13,410	48,923
Federal funds sold	3,282	—	—	—	3,282
Interest-earning deposits in other banks	2,314	—	—	—	2,314
Stock in FHLB of Atlanta	1,462	—	—	—	1,462

Total interest-earning assets	$114,993	$25,905	$114,651	$45,913	$301,462

Interest-bearing liabilities:
Deposits:
NOW	$1,676	$4,489	$14,565	$11,702	$32,432
Money market and savings	2,242	5,863	17,221	10,572	35,898
Time	27,673	109,614	46,806	—	184,093

Total deposits	31,591	119,966	78,592	22,274	252,423
Junior subordinated debentures	8,248	—	—	—	8,248
Other borrowings	9,000	6,000	—	—	15,000

Total interest-bearing liabilities	$48,839	$125,966	$78,592	$22,274	$275,671

Interest sensitivity gap per period	$66,154	$(100,061)	$36,059	$23,639	$25,791
Cumulative interest sensitivity gap	$66,154	$(33,907)	$2,152	$25,791	$25,791
Cumulative gap as a percentage of total interest-earning assets	21.94%	(11.25)%	0.71%	8.56%	8.56%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	235.45%	80.60%	100.85%	109.36%	109.36%

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

The Company’s income simulation model was developed by Profitstars, a financial-services consulting firm that provides asset/liability management solutions, product pricing solutions and other products and services to banks, thrifts, and credit unions nationwide. The model analyzes interest rate sensitivity by projecting net interest income and net income over the next 12 months in a flat rate scenario versus net interest income and net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income does not decline from the flat rate scenario more than 7.5 percent, 15 percent, and 20 percent in the plus and minus 100, 200 and 300 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2008, the Company’s income simulation model projects that net interest income would decline 1.26 percent, 2.76 percent and 4.40 percent in the plus 100, 200 and 300 basis point change scenarios, respectively, would increase 0.45 percent and .43 percent in the minus 100 and 200 basis point scenarios, and decrease .85 percent in the minus 300 basis point change scenario, respectively. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including the sale of a portion of the Company’s available-for-sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Quarterly Unaudited Financial Information – 2007

Please refer to Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s Quarterly unaudited consolidated financial statements. The intent of this section is to summarize the impact of the restatement on the Company’s Quarterly unaudited consolidated financial statements.

	For the 2007 three months ended
	March 31		June 30
	(As Previously Reported)	(As Restated) (1)	(As Previously Reported)	(As Restated) (1)	September 30	December 31
	(Dollars and shares in thousands, except per share amounts)
Total interest income	$3,715	$3,715	$3,907	$3,907	$4,268	$4,484
Total interest expense	1,940	1,940	2,048	2,048	2,348	2,477

Net interest income	1,775	1,775	1,859	1,859	1,920	2,007

Provision for loan losses	86	86	77	77	110	175

Net interest income after provision for loan losses	1,689	1,689	1,782	1,782	1,810	1,832

Noninterest income
Service charges on deposit accounts	119	119	126	126	160	181
Impairment loss on securities	—	(495)	—	—	—	—
Loss on sale of securities	—	—	—	(228)	—	—
Gain (loss) on trading activity	89	—	(235)	—	—	—
Mortgage loan origination fees	104	104	119	119	94	111
Investment and insurance commissions	142	142	238	238	246	299
Fee income from accounts receivable financing	39	39	39	93	113	106
Income earned on bank owned life insurance	39	39	93	39	40	43
Other service charges and fees	47	47	53	53	82	77

Total noninterest income	579	(5)	433	440	735	817

Noninterest expense
Salaries and employee benefits	1,092	1,092	1,161	1,161	1,103	1,135
Occupancy expense	128	128	118	118	121	126
Equipment expense	133	133	129	129	145	148
Data and item processing	73	73	61	61	89	86
Professional and advertising	219	219	229	229	269	190
Stationary and supplies	44	44	64	64	50	41
Telecommunications expense	62	62	47	47	55	48
Other expense	263	263	211	211	250	251

Total noninterest expense	2,014	2,014	2,020	2,020	2,082	2,025

Income (loss) before income taxes	254	(330)	195	202	463	624
Income tax expense (benefit)	82	(142)	59	99	164	226

Net income (loss)	$172	$(188)	$136	$103	$299	$398

Basic earnings per share	$0.10	$(0.11)	$0.08	$0.06	$0.21	$0.22

Diluted earnings per share	$0.09	$(0.11)	$0.07	$0.06	$0.21	$0.22

(1)	See Note 17 to the consolidated financial statements included in this Annual Report 10-K, Part III, Item 8 for further financial information regarding the restatement of the Company’s financial statements.

(2) Results of Operations

Operating Results for the three months ended March 31, 2007 and 2006

Net Income

The Company recorded a net loss of $188,000 for the first three months of 2007, compared with net income of $327,000 for the same period in 2006. The primary reason for the net loss in the first three months of 2007 was a determination by the Company at March 31, 2007, that it did not have the intent and ability to hold its entire investment portfolio until a recovery of the impairment in the portfolio occurred. Based on this determination, the Company recorded a $495,000 impairment loss on securities to record them at market value.

Income Tax Expense

Based primarily on the impairment charge discussed above, the Company recorded an income tax benefit of $142,000 for the three months ended March 31, 2007. Income tax expense was $82,000 for the same period in 2006.

Operating Results for the three months ended June 30, 2007 and 2006

Net Income

The Company recorded net income of $103,000 for the three months ended June 30, 2007, compared with net income of $343,000 for the same period in 2006. The decline in net income was caused principally by a $235,000 loss on the sale of substantially all of its investment portfolio in June of 2007, after determining it was impaired as of March 31, 2007.

Quarterly Unaudited Financial Information - 2008

	For the 2008 three months ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in thousands, except per share amounts)
Total interest income	$4,453	$4,448	$4,457	$4,683
Total interest expense	2,538	2,228	2,181	2,295

Net interest income	1,915	2,220	2,276	2,388

Provision for loan losses	164	99	74	266

Net interest income after provision for loan losses	1,751	2,121	2,202	2,122

Noninterest income
Service charges on deposit accounts	176	177	222	230
Mortgage loan origination fees	95	137	98	94
Investment and insurance commissions	206	244	237	127
Fee income from accounts receivable financing	167	185	209	182
Income earned on bank owned life insurance	40	40	41	42
Other service charges and fees	70	114	91	94

Total noninterest income	754	897	898	769

Noninterest expense
Salaries and employee benefits	1,284	1,262	1,339	1,329
Occupancy expense	134	129	171	172
Equipment expense	140	140	158	161
Data and item processing	84	128	122	147
Professional and advertising	287	304	259	258
Stationary and supplies	62	49	81	55
Telecommunications expense	64	74	56	60
Other expense	353	337	315	375

Total noninterest expense	2,408	2,423	2,501	2,557

Income before income taxes	97	595	599	334
Income tax expense	36	211	224	116

Net income	$61	$384	$375	$218

Basic earnings per share	$0.03	$0.21	$0.21	$0.12

Diluted earnings per share	$0.03	$0.21	$0.21	$0.12

Results of Operations

Operating Results for the three months ended March 31, 2008 and 2007

Net Income

The Company recorded net income of $61,000 for the first three months of 2008, compared with a net loss of $188,000 the same period in 2007. The primary reason for the net loss in the first three months of 2007 was a determination by the Company at March 31, 2007, that it did not have the intent and ability to hold its entire investment portfolio until a recovery of the impairment in the portfolio occurred. Based on this determination, the Company recorded a $495,000 impairment loss on securities to record them at market value.

Income Tax Expense

Income tax expense was $36,000 for the same period in 2008. Based primarily on the impairment charge discussed above, the Company recorded an income tax benefit of $142,000 for the three months ended March 31, 2007.

Operating Results for the three months ended June 30, 2008 and 2007

Net Income

The Company recorded net income of $384,000 for the three months ended June 30, 2008, compared with net income of $136,000 for the same period in 2007. The primary reason for the increase in net income from 2007 to 2008 was a $235,000 loss on the sale of substantially all of its investment portfolio in June of 2007, after determining it was impaired as of March 31, 2007.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Oak Ridge Financial Services, Inc.

Oak Ridge, North Carolina

We have audited the consolidated balance sheets of Oak Ridge Financial Services, Inc and subsidiary as of December 31, 2008 and 2007, and the related consolidated statement of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Financial Services, Inc., and subsidiary at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Oak Ridge Financial Services, Inc.’s internal control over financial reporting as of December 31, 2008 included herein and, accordingly, we do not express an opinion thereon.

As discussed in Note 17 to the financial statements, the Company restated their 2007 financial statements, in response to a comment letter from the Securities and Exchange Commission.

Galax, Virginia

March 30, 2009

Consolidated Balance Sheets

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
		(As Restated- see Note 17)
Assets

Cash and due from banks	$3,988	$6,125
Interest-bearing deposits with banks	2,314	3,983

Total cash and cash equivalents	6,302	10,108
Federal funds sold	3,282	8,493
Securities available-for-sale	35,594	18,155
Securities held-to-maturity (fair values of $12,781 in 2008)	13,155	—
Federal Home Loan Bank Stock, at cost	1,462	1,093
Loans, net of allowance for loan losses of $2,450 in 2008 and $2,120 in 2007	243,031	210,701
Property and equipment, net	8,926	6,755
Foreclosed assets	1,508	—
Accrued interest receivable	1,297	1,219
Bank owned life insurance	4,431	4,269
Other assets	1,684	1,415

Total assets	$320,672	$262,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$18,181	$14,771
Interest-bearing	252,423	203,745

Total deposits	270,604	218,516

Short-term debt	7,000	—
Long-term debt	15,000	16,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	502	553
Other liabilities	1,123	1,207

Total liabilities	302,477	244,524

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2008 and 2007	15,831	15,831
Surplus	—	—
Retained earnings	2,470	1,590
Accumulated other comprehensive income (loss)	(106)	263

Total stockholders’ equity	18,195	17,684

Total liabilities and stockholders’ equity	$320,672	$262,208

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except per share data)

	2008	2007	2006
	(As Restated- see Note 17)
Interest and dividend income
Loans and fees on loans	$15,738	$14,895	$11,345
Federal funds sold	148	287	230
Interest on deposits in banks	126	102	45
Federal Home Loan Bank stock dividends	50	69	64
Taxable investment securities	1,979	1,021	1,197

Total interest and dividend income	18,041	16,374	12,881

Interest expense
Deposits	8,199	7,578	5,470
Federal funds purchased	2	7	3
Short-term and long-term debt	1,041	1,228	884

Total interest expense	9,242	8,813	6,357

Net interest income	8,799	7,561	6,524

Provision for loan losses	603	448	333

Net interest income after provision for loan losses	8,196	7,113	6,191

Noninterest income
Service charges on deposit accounts	805	586	434
Impairment loss on securities	—	(495)	—
Loss on sale of securities	—	(228)	—
Mortgage loan origination fees	424	428	332
Investment and insurance commissions	814	925	827
Fee income from accounts receivable financing	743	351	169
Income earned on bank owned life insurance	162	161	156
Other service charges and fees	368	259	151

Total noninterest income	3,316	1,987	2,069

Noninterest expense
Salaries and employee benefits	5,213	4,491	3,721
Occupancy expense	605	493	494
Equipment expense	600	555	513
Data and item processing	480	309	271
Professional and advertising	1,109	907	885
Stationary and supplies	247	199	173
Telecommunications expense	254	212	155
FDIC assessment	247	70	60
Accounts receivable financing expense	267	133	40
Other expense	866	772	491

Total noninterest expense	9,888	8,141	6,803

Income before income taxes	1,624	959	1,457
Income tax expense	586	347	198

Net income	$1,038	$612	$1,259

Basic earnings per share	$0.58	$0.34	$0.70

Diluted earnings per share	$0.58	$0.33	$0.68

Basic weighted average shares outstanding	1,791,474	1,790,368	1,789,915

Diluted weighted average shares outstanding	1,791,474	1,827,328	1,860,318

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2008, 2007 and 2006

(In thousands except shares of common stock)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	1,789,499	$5,368	$10,445	$(281)	$(389)	$15,143

Comprehensive income
Net income	—	—	—	1,259	—	1,259
Net change in unrealized loss on investment securities available-for-sale, net of tax expense of $30	—	—	—	—	44	44

Total comprehensive income						1,303
Issuance of common stock	675	2	5	—	—	7

Balance, December 31, 2006	1,790,174	$5,370	$10,450	$978	$(345)	$16,453

Comprehensive income
Net income, restated (1)	—	—	—	612	—	612
Net change in unrealized loss on investment securities available-for-sale, net of tax expense of $166	—	—	—	—	608	608

Total comprehensive income, restated (1) (see disclosure below)						1,220
Recapitalization to no par stock	—	10,450	(10,450)	—	—	—
Cumulative effect of a change in accounting principle, restated (1)	—	—	—	—	—	—
Issuance of common stock	1,300	11	—	—	—	11

Balance, December 31, 2007	1,791,474	$15,831	$—	$1,590	$263	$17,684

Comprehensive income
Net income	—	—	—	1,038	—	1,038
Net change in unrealized loss on investment securities available-for-sale, net of tax benefit of $232	—	—	—	—	(369)	(369)

Total comprehensive income						669
Cumulative effect of a change in accounting principle	—	—	—	(158)	—	(158)

Balance, December 31, 2008	1,791,474	$15,831	$—	$2,470	$(106)	$18,195

Disclosure of reclassification amount:
Comprehensive income, before restatement	$1,268
Less:
Realized securities losses, net of taxes of $55	(89)
Realized impairment losses, net of taxes of $191	(304)
Add: Unrealized gain on investment securities available-for-sale, net of taxes of $75	345

Comprehensive income, after restatement	$1,220

(1)	As restated, see Note 17

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
		(As Restated see Note 17)
Cash flows from operating activities
Net income	$1,038	$612	$1,259
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	620	541	535
Provision for loan losses	603	448	333
Impairment loss on securities	—	495	—
Securities losses	—	228	—
Income earned on bank owned life insurance	(162)	(161)	(155)
Net change in trading assets	802	—	—
Loss from sale of foreclosed assets	1	—	—
Deferred income tax (benefit) expense	(148)	20	(385)
Income taxes payable	(653)	676	(190)
Net (accretion) amortization of discounts and premiums on securities	(222)	(51)	58
Changes in assets and liabilities:
Accrued income	(78)	(257)	(255)
Other assets	(54)	(118)	(141)
Accrued interest payable	(51)	106	65
Other liabilities	569	186	31

Net cash provided by operating activities	2,265	2,725	1,155

Cash flows from investing activities
Net decrease (increase) in federal funds sold	5,211	(1,695)	2,241
Activity in available-for-sale securities:
Purchases	(24,846)	(18,025)	—
Sales	—	19,769	—
Maturities and repayments	6,181	5,138	4,425
Activity in held-to-maturity securities:
Purchases	(14,370)	—	—
Maturities and repayments	1,261	—	137
Redemptions (purchases) of Federal Home Loan Bank stock	(369)	40	(135)
Net increase in loans	(34,527)	(53,426)	(36,838)
Purchases of property and equipment	(2,791)	(2,274)	(747)
Proceeds from sale of other real estate owned	91	—	—

Net cash used in investing activities	(64,159)	(50,473)	(30,917)

Cash flows from financing activities
Net increase in deposits	52,088	46,231	32,116
Proceeds from issuance of guaranteed preferred beneficial interests in the company’s junior subordinated debentures	—	8,000	—
Proceeds from issuance of debt	13,000	—	15,500
Repayment of borrowings	(7,000)	(1,500)	(14,200)
Issuance of common stock	—	11	7

Net cash provided by financing activities	58,088	52,742	33,423

Net increase (decrease) in cash and cash equivalents	(3,806)	4,994	3,661
Cash and cash equivalents, beginning	10,108	5,114	1,453

Cash and cash equivalents, ending	$6,302	$10,108	$5,114

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
		(As Restated see Note 17)
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$9,293	$8,707	$6,292

Taxes	$1,075	$16	$750

Non-cash investing and financing activities
Reclassification of held-to-maturity securities to available-for-sale securities	$—	$1,510	$—

Investment in non-bank subsidiary	$—	$248	$—

Other real estate acquired in settlement of loans	$1,594	$—	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

The results presented here are for Oak Ridge Financial Services, Inc. (the “Company”), the parent company of Bank of Oak Ridge (the “Bank”). In 2006, the Bank’s Board of Directors and shareholders approved the formation of a bank holding company, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of the Company in exchange for each of his or her shares of the Bank’s common stock. The Company became the Bank’s parent holding company in April of 2007. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily to the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted.

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

The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, Oak Ridge Financial Statutory Trust I is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the trust are included in other assets.

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

Stock-based Compensation

The Company follows SFAS No. 123(R), “Share-Based Payment”, which requires that all stock-based compensation now be measured at fair value and recognized as an expense in the statements of operations. This Statement also provides guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the Statement of Cash Flows. Various other changes are also required.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Bank’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively. There was no cumulative effect adjustment upon adoption of FIN 48. Years prior to December 31, 2005 are closed for federal, state and local income tax matters. The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

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

Available-for-sale and held-to-maturity securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Long-term debt: The fair values of the Company’s junior subordinated debentures are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

Junior subordinated debentures: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under this Statement, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if FASB Statement No. 157, “Fair Value Measurements,” is adopted concurrently, and if the adoption is made within 120 days of the beginning of the fiscal year and before any periodic financial statements are issued. The Company elected early adoption of FASB Statement No. 159 and adopted FASB Statement No. 157, effective January 1, 2007, but in March of 2009 judged the early adoption to be non-substantive. See Note 17 for additional information.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008, with early adoption allowed on January 1, 2007.

SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Government-sponsored enterprise securities	1,060	1,091	—	2,151
Other domestic debt securities	—	—	500	500
Mortgage-backed securities	3,053	29,890	—	32,943

Total	$4,113	$30,981	$500	$35,594

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

The table below presents a reconciliation of all assets and liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3):

	Totals
	December 31, 2007	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	December 31, 2008
	(in thousands)
Real estate owned, net	$—	$1,600	$—	$(91)	$(1)	$1,508
Impaired loans	343	4,350	(68)	(1,693)	—	2,932
Total	$343	$5,950	$(68)	$(1,784)	$(1)	$4,440

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 1) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 3.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Company is sometimes required to maintain certain average cash reserve balances. It had cash reserve requirements as of December 31, 2007 of $1,693,000, respectively. The Company did not require a cash reserve balance at December 31, 2008.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Government-sponsored enterprise securities	$2,045	$108	$—	$2,153
Mortgage-backed securities	33,222	621	(902)	32,941
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$35,767	$729	$(902)	$35,594

Held-to-maturity
Mortgage-backed securities	13,155	26	(400)	12,781

Total securities available-for-sale	$13,155	$26	$(400)	$12,781

Notes to Consolidated Financial Statements

Note 3. Securities, continued

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Government-sponsored enterprise securities	$4,748	$68	$—	$4,816
Mortgage-backed securities	12,987	352	—	13,339

Total securities available-for-sale	$17,735	$420	$—	$18,155

The Bank had $1,462,000 and $1,093,000 at December 31, 2008 and 2007, respectively, of investments in stock of the FHLB, which is carried at cost. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB.

Investment securities with amortized costs of $6,801,000 and $1,806,000 at December 31, 2008 and 2007 were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 follows:

	December 31,
	2008	2007	2006
	(in thousands)
Realized gains	$—	$—	$—
Realized losses	—	(122)	—

	$—	$(122)	$—

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at December 31, 2008. The Company had no securities with unrealized losses as of December 31, 2007. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2008
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	17,793	902	—	—	17,793	902

Total temporarily impaired securities	$17,793	$902	$—	$—	$17,793	$902

Held-to-maturity
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	10,727	400	—	—	10,727	400

Total temporarily impaired securities	$10,727	$400	$—	$—	$10,727	$400

Notes to Consolidated Financial Statements

Note 3. Securities, continued

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

There were no debt securities that had been in a continuous unrealized loss position for more than twelve months at December 31, 2008. In analyzing an issuer’s or a securities financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities’ until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

At March 31, 2007 the Company reclassified its held-to-maturity securities from held-to-maturity to available-for-sale. After this reclassification the Company took an impairment charge to earnings on its available-for-sale securities. See Note 17 for more information.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at December 31, 2008 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	985	1,091	—	—
Due after five years through ten years	6,930	6,981	—	—
Due after ten years	27,852	27,522	13,155	12,781

	$35,767	$35,594	$13,155	$12,781

Note 4. Loans Receivable

The major components of loans on the balance sheet at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)
Commercial	$28,698	$83,085
Real estate:
Construction and development	55,124	55,588
Residential, 1-4 families	66,934	52,187
Residential, 5 or more families	4,415	3,379
Nonfarm, nonresidential	85,362	12,672
Agricultural	2,105	2,159
Consumer	2,910	3,899

	245,548	212,969
Deferred loan origination fees, net of costs	(67)	(148)
Allowance for loan losses	(2,450)	(2,120)

	$243,031	$210,701

The large change in the loan mix from 2007 to 2008 was due to a detailed review of loan types by bank management in 2008. At December 31, 2008 and 2007, approximately $93,000 and $202,000, respectively, of overdraft demand deposit accounts have been reclassified as loans. At December 31, 2008 and 2007, approximately $35,672,000 and $32,967,000, respectively, in first and second lien 1-4 family residential loans were pledged as collateral for short- and long-term FHLB advances.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the years ended December 31 is as follows:

	At or for the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of period	$2,120	$1,704	$1,410

Charge-offs:
Real estate-mortgage	(104)	—	(15)
Commercial and industrial	(135)	(19)	(10)
Loans to individuals	(73)	(35)	(14)

Total charge-offs	(312)	(54)	(39)

Recoveries:

Commercial and industrial	9	—	—
Loans to individuals	30	22	—

Total recoveries	39	22	—

Net (charge-offs) recoveries	(273)	(32)	(39)
Provision for loan losses charged to operations	603	448	333

Balance at end of period	$2,450	$2,120	$1,704

Ratio of net loan charge-offs to average loans outstanding	0.11%	0.02%	0.03%
Ratio of allowance for loan losses to loans outstanding at period-end	1.00%	1.00%	1.06%

The following is a summary of information pertaining to impaired loans:

	December 31,
	2008	2007
	(in thousands)
Impaired loans without a valuation allowance	$2,932		$312
Impaired loans with a valuation allowance	—		—

Total impaired loans	$2,932		$312

Valuation allowance related to impaired loans	$—	$

Nonaccrual loans were $437,000 and $15,000 at December 31, 2008 and 2007, respectively. Loans past-due ninety days or more and still accruing totaled $741,000 and $365,000 at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2008, 2007, and 2006 (all approximate) are summarized below:

	December 31,
	2008	2007	2006
	(in thousands)
Average investment in impaired loans	$1,022	$333	$78

Interest income recognized for the year	$139	$26	$20

Interest income recognized on a cash basis for the year	$—	$—	$12

No additional funds are committed to be advanced in connection with impaired loans.

Note 6. Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation are as follows:

	December 31,
	2008	2007
	( in thousands)
Land, buildings and improvements	$7,249	$3,571
Construction in progress	673	2,415
Furniture and equipment	3,686	2,907

Property and equipment, total	11,608	8,893

Less accumulated depreciation	(2,682)	(2,138)

Property and equipment, net of depreciation	$8,926	$6,755

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $620,000, $541,000 and $535,000, respectively. On January 28, 2008 the Company completed construction of its fifth banking office, and its third banking office in Greensboro.

Leases

The Company has non-cancelable operating leases for four branch locations. These lease agreements have terms ranging from 5 to 20 years and will expire between 2010 and 2023. Rent expense related to these leases was $324,000, $300,000 and $286,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2008, the schedule of future minimum rent payments is as follows: (dollars in thousands)

2009	$336
2010	344
2011	352
2012	357
2013	328
Thereafter	3,187

$4.,904

Notes to Consolidated Financial Statements

Note 7. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2008 and 2007 was $79,984,000 and $45,662,000, respectively. At December 31, 2008, the scheduled maturities of time deposits are as follows: (dollars in thousands)

Three months or less	$37,852
Four months to one year	113,377
Two to three years	25,705
Three to four years	7,052
Four to five years	107
Thereafter	—

$184,093

Note 8. Borrowed Funds

Short-term debt

Short-term debt consists of short-term FHLB advances. FHLB advances generally mature within one year. Additional information related to short-term debt is summarized below:

	As of or Period Ending December 31,
	2008	2007
	(dollars in thousands)
Outstanding balance at December 31	$7,000	$—

Year-end weighted average rate	0.48%	—

Average outstanding during the period	$4,209	$1,084

Average rate for the period	1.87%	5.44%

Maximum outstanding at any month-end during the period	$8,318	$6,000

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10 percent of total assets in the form of FHLB advances, subject to the Bank having sufficient collateral to pledge to secure those FHLB advances. At December 31, 2008 and 2007, advances of $15,000,000 and $16,000,000, respectively, were outstanding and classified as long-term debt. The average amount outstanding during 2008 and 2007 was $16,511,000 and $16,000,000, respectively. Approximately $41,272,000 in first and second lien 1-4 family residential loans and securities were pledged as collateral for short- and long-term FHLB advances at December 31, 2008.

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
10/22/2009	$6,000,000	3.00%	FHLB Advances, no repricing, fixed rate advance
7/28/2011	9,000,000	3.56%	FHLB Advances, Quarterly, next reprice date 1/28/2009

	$15,000,000

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

Lines of Credit

The Bank has established lines of credit with three correspondent banks to provide additional liquidity if needed. The total availability under the three Federal Funds purchased lines of credit was approximately $9,200,000. At December 31, 2008 and 2007 there were no outstanding balances on the federal funds purchased line of credit. Additionally, the Bank has a line of credit with the FHLB secured by a blanket lien on eligible 1-4 family loans and home equity lines of credit. At December 31, 2008 and 2007, the total unused portion of this line of credit was approximately $5,975,000 and $6,774,000, respectively.

Note 9. Fair Value of Financial Instruments

Fair Values

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,302	$6,302	$10,108	$10,108
Federal funds sold	3,282	3,282	8,493	8,493
Securities, available-for-sale	35,594	35,594	18,155	18,155
Securities, held-to-maturity	13,155	12,781	—	—
Federal Home Loan Bank Stock	1,462	1,462	1,093	1,093
Loans, net of allowance for loan losses	243,031	266,338	210,701	209,307
Bank owned life insurance	4,431	4,431	4,269	4,269

Financial liabilities
Deposits	270,604	271,699	218,516	205,956
Short term debt	7,000	7,000	—	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	15,000	15,000	16,000	16,000

Notes to Consolidated Financial Statements

Note 10. Earnings per Share

The following table details the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net income (in thousands)	$1,038	$612	$1,259

Weighted average common shares outstanding	1,791,474	1,790,368	1,789,915
Effect of dilutive securities (options)	—	36,960	70,403

Weighted average common shares outstanding, diluted	1,791,474	1,827,328	1,860,318

Basic earnings per share	$0.58	$0.34	$0.70

Diluted earnings per share	$0.58	$0.33	$0.68

At December 31, 2008, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share. At December 31, 2007, 42,566 options had an exercise price greater than the average market price for the year. All options outstanding at December 31, 2006 were included in the 2006 computation.

Note 11. Benefit Plans

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”) of 1986, as amended. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company contributed $116,000, $104,000, and $78,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependant care or health care.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $4,431,000 at December 31, 2008, and $4,269,000 at December 31, 2007.

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6 percent. The liability accrued for this obligation was $835,000 and $353,000 at December 31, 2008 and 2007, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, Supplemental Executive Retirement Plan continued

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company did adopt EITF 06-04 on January 1, 2008 which resulted in a $158,000 decrease to retained earnings.

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

Activity under the Company plans during the year ended December 31, 2008 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2007	3,600	173,237	3	178,934
Forfeited	2,563	(2,563)	—	—

Balance, December 31, 2008	6,163	170,674	3	178,934

The intrinsic value of the options exercised during the year ended December 31, 2007 was $400. The cash received from the options exercised during the years ended December 31, 2007 was $11,560. There were no options exercised during the year ended December 31, 2008.

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

There were no options granted in the years ending December 31, 2008.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, stock option plans, continued

Information regarding the stock options outstanding at December 31, 2008 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,513	2.33 Years	$8.80	$—
$10.00-10.39	140,543	5.67 Years	$10.00	—
$10.40-11.20	107,552	5.52 Years	$10.71	—

	349,608	4.65 Years	$9.87	$—

The weighted average exercise price for options outstanding at January 1, 2008 was $9.87, and the weighted average exercise price of options forfeited during the year ended December 31, 2008 was $10.43. No compensation expense was recognized in 2006, 2007 or 2008 as all outstanding stock options had vested prior to the adoption of SFAS No. 123(r).

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows (dollars in thousands):

	2008	2007	2006
Current	$438	$331	$583
Deferred	148	16	(82)
Deferred tax asset valuation allowance change	—	—	(303)

Total	$586	$347	$198

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of operations for the years ended December 31, 2008, 2007 and 2006 is as follows: (dollars in thousands)

	2008	2007	2006
Tax at statutory federal rate	$552	$327	495
Income from bank owned life insurance	(55)	(55)	(53)
State taxes, net of federal benefit	54	62	—
Other	20	13	59
Deferred tax asset valuation allowance change	15	—	(303)

Total	$586	$347	$198

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	2008	2007
Deferred tax assets
Allowance for loan losses	$881	$783
Accrued compensation	215	174
Post retirement benefit obligation	106	—
Unrealized depreciation on available-for-sale securities	67	—
Deferred loan fees	26	57
State net economic loss carry forward	23	12

Total deferred tax assets	1,318	1,026
Valuation allowance	(23)	(12)

Deferred tax asset	1,295	1,014

Deferred tax liabilities
Accretion of bond discount	110	47
Depreciation	425	213
Unrealized appreciation on available-for-sale securities	0	178

Total deferred tax liabilities	535	438

Net deferred tax asset	$760	$576

The Company had analyzed the tax positions taken in it tax return and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

Note 13. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any material litigation for the year ended December 31, 2008.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments, which include both fixed and variable rate instruments, at December 31, 2008 and 2007, is as follows (dollars in thousands):

	2008	2007
Commitments to extend credit	$25,047	$29,633
Standby letters of credit	466	360

	$25,513	$29,993

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, Financial Instruments with Off-balance-sheet Risk, continued

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

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007 that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, and 2007, the Bank met the criteria to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$28,745	11.1%	$20,717	8.0%	n/a	n/a
Bank of Oak Ridge	$27,165	10.5%	$20,697	8.0%	$25,871	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$24,342	9.4%	$10,358	4.0%	n/a	n/a
Bank of Oak Ridge	$24,614	9.5%	$10,348	4.0%	$15,523	6.0%
Tier I Capital (to Average Assets)
Consolidated	$24,361	7.7%	$12,655	4.0%	n/a	n/a
Bank of Oak Ridge	$24,658	7.8%	$12,645	4.0%	$15,806	5.0%

December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$27,541	12.2%	$17,971	8.0%	n/a	n/a
Bank of Oak Ridge	$23,374	10.4%	$17,975	8.0%	$22,468	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$23,228	10.3%	$8,987	4.0%	n/a	n/a
Bank of Oak Ridge	$21,254	9.4%	$8,987	4.0%	$13,480	6.0%
Tier I Capital (to Average Assets)
Consolidated	$23,228	9.1%	$10,177	4.0%	n/a	n/a
Bank of Oak Ridge	$21,254	8.5%	$10,006	4.0%	$12,507	5.0%

Notes to Consolidated Financial Statements

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

Aggregate loan transactions with related parties were as follows (dollars in thousands):

	2008	2007
Balance, beginning	$3,195	$4,282
New loans	423	1,027
Repayments	(682)	(2,114)

Balance, ending	$2,936	$3,195

Deposit transactions with related parties at December 31, 2008 and 2007 were insignicant.

Note 16. Parent Company Financial Data

Condensed financial information for Oak Ridge Financial Services, Inc. is as follows:

Condensed Balance Sheets (dollars in thousands)

December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$1,521	$4,138
Investment in subsidiary	24,521	21,517
Other assets	414	297

Total assets	$26,456	$25,952

Liabilities and Stockholders’ Equity
Liabilities
Accrued interest payable	13	20
Junior subordinated notes related to trust preferred securities	8,248	8,248

Total liabilities	8,261	8,268

Commitments and contingencies	—

Stockholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 shares issued and outstanding in 2008	15,831	15,831
Retained earnings	2,470	1,590
Accumulated other comprehensive income (loss)	(106)	263

Total stockholders’ equity	18,195	17,684

Total liabilities and stockholders’ equity	$26,456	$25,952

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Data, continued

Condensed Statement of Operation (dollars in thousands)

For the year ended December 31, 2008 and the period from March 2, 2007 through December 31, 2007

	2008	2007
Equity in earnings of subsidiary	$833	$138
Dividends from bank subsidiary	410	272
Interest income	83	118
Dividend income	13	9
Interest expense	(406)	(302)
Income tax benefit	105	59

Net income	$1,038	$294

Condensed Statement of Cash Flows (dollars in thousands)

For the year ended December 31, 2008 and the period from March 2, 2007 through December 31, 2007

	2008	2007
Cash flows from operating activities
Net income	$1,038	294
Adjustments to reconcile net income to net cash provided by operations:
Equity in earnings of subsidiary	(833)	(138)
Changes in assets and liabilities:
Other assets	(115)	(49)
Accrued interest payable	(7)	20

Net cash provided by operating activities	83	127

Cash flows from investing activities
Investment in subsidiary	(2,700)	(4,000)

Net cash used in investing activities	(2,700)	(4,000)

Cash flows from financing activities
Proceeds from subordinated debentures	—	8,000
Proceeds of exercise of stock options	—	11

Net cash provided by financing activities	—	8,011

Net increase (decrease) in cash and cash equivalents	2,617	4,138
Cash and cash equivalents, beginning	4,138	—

Cash and cash equivalents, ending	$1,521	$4,138

Supplemental disclosure of cash flow information
Interest paid	$413	$282

Taxes paid	$—	$—

Investment in non-bank subsidiary	$—	$248

Notes to Consolidated Financial Statements

Note 17. Restatement

As disclosed in the Company’s original filing on Form 10-K for the year ended December 31, 2007, the Company elected early adoption of SFAS No. 159 as of January 1, 2007. See Note 1 for a detailed description of the Statement’s provisions. The Company elected the fair value option provisions of Statement No. 159 for its entire investment securities portfolio. These segments of the Company’s investment portfolio had a combined historical cost basis of approximately $25.9 million and combined fair values of $24.9 million. The Corporation elected the fair value option of Statement No. 159 for these securities because it provided the opportunity to 1) increase the duration of the investment securities portfolio; 2) improve the Company’s balance sheet from an asset/liability management perspective; and 3) increase the average yield on investment securities.

In accordance with the provisions of Statement No. 159, these securities were reclassified from held-to-maturity and available-for-sale to trading, effective January 1, 2007. Prior to the decision to apply the provisions of Statement No. 159 to these securities, the Company had intended to hold the securities until their scheduled maturities or until there was a recovery in the market prices associated with the specific securities.

In late June of 2007, the Company sold substantially all of its investment securities, which had an average yield of 4.32%. The proceeds were reinvested into different investment securities with an average yield of 5.61%. The replacement securities were classified as available-for-sale at the date of purchase. The Company’s investment securities portfolio duration was 2.71 years prior to the sale of the investment securities but moved to 2.94 years after the sale and subsequent reinvestment in different investment securities.

In March of 2009, based on comments from the SEC staff, as well as the review of an alert published by the Center for Audit Quality of the American Institute of Certified Public Accountants (“AICPA”), the Company concluded that its application of Statement No. 159 to selected portions of its investment portfolio could be deemed a “non-substantive” adoption of the Statement. Consequently, the Company decided to reverse its decision to apply Statement No. 159 to its investment securities as of January 1, 2007.

Because the Company sold these securities late in the second quarter, it can be presumed that the Company did not have the ability and intent to hold them until recovery as of March 31, 2007. Therefore, the securities should be considered other-than-temporarily impaired at the end of the first quarter. After reclassifying its held-to-maturity securities from held-to-maturity to available-for-sale, the Company took an impairment charge against earnings for its entire available-for-sale securities portfolio. Accordingly, as part of this restatement, the Company has recognized an other-than-temporary net impairment loss of $393,000 million for the first quarter of 2007 and has reversed the cumulative effect adjustment to retained earnings as of January 1, 2007. The effect of the impairment charge reduced net income by $393,000; restated net income is $612,000, or $0.34 per share.

Because the Company elected early adoption of SFAS No. 159, it was also required to adopt SFAS 157 concurrently. The adoption of SFAS 157 had no significant impact on the financial position of the Company at December 31, 2007 since it sold substantially all of its investment portfolio that existed at January 1, 2007.

Notes to Consolidated Financial Statements

Note 17. Restatement, continued

A summary of the effects of the restatement is as follows:

Consolidated Balance Sheets (dollars in thousands)

As of December 31, 2007

	As Previously Reported	Restated
Trading assets	$802	$—
Securities available-for-sale	17,353	18,155

Consolidated Statements of Operations

For the year ended December 31, 2007 (dollars in thousands, except per share amounts)

	As Previously Reported	Restated
Total interest income	$16,374	$16,374
Total interest expense	8,813	8,813

Net interest income	7,561	7,561
Provision for loan losses	448	448

Net interest income after provision for loan losses	7,113	7,113
Noninterest income
Trading loss	(129)	—
Impairment loss on securities	—	(495)
Loss on sale of securities	—	(228)
All other noninterest income	2,693	2,710

Total noninterest income	1,987	1,987
Noninterest expense	8,141	8,141

Income before income taxes	1,536	959
Income tax expense	347	347

Net income	$1,005	$612

Basic earnings per share	$0.56	$0.34

Basic earnings per share	$0.55	$0.33

Notes to Consolidated Financial Statements

Note 17. Restatement, continued

Consolidated Statements of Cash Flows (dollars in thousands)

For the year ended December 31, 2007

	As Previously Reported	Restated
Net income	$1,005	$612
Impairment loss on securities	—	495
Securities losses, net	—	228
Net change in trading assets	24,069	—
All other adjustments to reconcile net income to net cash provided by operations, net	1,390	1,390

Net cash provided by operating activities	26,464	2,725
Sales of available-for-sale securities	—	19,769
Maturities and repayments of available-for-sale securities	1,168	5,138
All other cash used by investing activities, net	(75,380)	(75,380)

Net cash used in investing activities	(74,212)	(50,473)
Net cash provided by financing activities	52,742	52,742

Net increase in cash and cash equivalents	4,994	4,994
Cash and cash equivalents, beginning	5,114	5,114

Cash and cash equivalents, ending	$10,108	$10,108

Non-cash investing and financing activities
Reclassification of available-for-sale and held-to-maturity securities to trading	23,984	—
Reclassification of held-to-maturity securities to available-for-sale securities	—	1,510

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (dollars in thousands)

For the year ended December 31, 2007

			Retained earnings		Accumulated other comprehensive income		Total stockholders’ equity and comprehensive income
	Common stock, as reported	Surplus, as reported	As originally reported	Restated	As originally reported	Restated	As originally reported	Restated
Balance, December 31, 2006	$5,370	$10,450	$978	$978	$(345)	$(345)	$16,453	$16,453
Net income	—	—	1,005	612	—	—	1,005	612

Net change in unrealized loss on investment securities available-for-sale, net of tax expense of $384 (as originally reported) and $166 (restated)	—	—	—	—	263	608	263	608

Total comprehensive income							1,268	1,220

Recapitalization to no par stock	10,450	(10,450)	—	—	—	—	—	—

Issuance of common stock	11	—	—	—	—	—	11	11

Cumulative effect of a change in accounting principle	—	—	(393)	—	345	—	(48)	—

Balance, December 31, 2007	$15,831	$—	$1,590	$1,590	$263	$263	$17,684	$17,684

Notes to Consolidated Financial Statements

Note 18. Quarterly Unaudited Financial Information

Consolidated Quarterly Unaudited Statements of Income - 2007

	For the 2007 three months ended
	March 31		June 30
	(As Previously Reported)	(As Restated)(1)	(As Previously Reported)	(As Restated)(1)	September 30	December 31
	(Dollars and shares in thousands, except per share amounts)
Total interest income	$3,715	$3,715	$3,907	$3,907	$4,268	$4,484
Total interest expense	1,940	1,940	2,048	2,048	2,348	2,477

Net interest income	1,775	1,775	1,859	1,859	1,920	2,007

Provision for loan losses	86	86	77	77	110	175

Net interest income after provision for loan losses	1,689	1,689	1,782	1,782	1,810	1,832

Noninterest income
Service charges on deposit accounts	119	119	126	126	160	181
Impairment loss on securities	—	(495)	—	—	—	—
Loss on sale of securities	—	—	—	(228)	—	—
Gain (loss) on trading activity	89	—	(235)	—	—	—
Mortgage loan origination fees	104	104	119	119	94	111
Investment and insurance commissions	142	142	238	238	246	299
Fee income from accounts receivable financing	39	39	93	93	113	106
Income earned on bank owned life insurance	39	39	39	39	40	43
Other service charges and fees	47	47	53	53	82	77

Total noninterest income	579	(5)	433	440	735	817

Noninterest expense
Salaries and employee benefits	1,092	1,092	1,161	1,161	1,103	1,135
Occupancy expense	128	128	118	118	121	126
Equipment expense	133	133	129	129	145	148
Data and item processing	73	73	61	61	89	86
Professional and advertising	219	219	229	229	269	190
Stationary and supplies	44	44	64	64	50	41
Telecommunications expense	62	62	47	47	55	48
Other expense	263	263	211	211	250	251

Total noninterest expense	2,014	2,014	2,020	2,020	2,082	2,025

Income (loss) before income taxes	254	(330)	195	202	463	624
Income tax expense (benefit)	82	(142)	59	99	164	226

Net income (loss)	$172	$(188)	$136	$103	$299	$398

Basic earnings per share	$0.10	$(0.11)	$0.08	$0.06	$0.21	$0.22

Diluted earnings per share	$0.09	$(0.11)	$0.07	$0.06	$0.21	$0.22

(1)	See Note 17

Notes to Consolidated Financial Statements

Note 18. Quarterly Unaudited Financial Information, continued

Consolidated Quarterly Unaudited Statements of Income - 2008

	For the 2008 three months ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in thousands, except per share amounts)
Total interest income	$4,453	$4,448	$4,457	$4,683
Total interest expense	2,538	2,228	2,181	2,295

Net interest income	1,915	2,220	2,276	2,388

Provision for loan losses	164	99	74	266

Net interest income after provision for loan losses	1,751	2,121	2,202	2,122

Noninterest income
Service charges on deposit accounts	176	177	222	230
Mortgage loan origination fees	95	137	98	94
Investment and insurance commissions	206	244	237	127
Fee income from accounts receivable financing	167	185	209	182
Income earned on bank owned life insurance	40	40	41	42
Other service charges and fees	70	114	91	94

Total noninterest income	754	897	898	769

Noninterest expense
Salaries and employee benefits	1,284	1,262	1,339	1,329
Occupancy expense	134	129	171	172
Equipment expense	140	140	158	161
Data and item processing	84	128	122	147
Professional and advertising	287	304	259	258
Stationary and supplies	62	49	81	55
Telecommunications expense	64	74	56	60
Other expense	353	337	315	375

Total noninterest expense	2,408	2,423	2,501	2,557

Income before income taxes	97	595	599	334
Income tax expense	36	211	224	116

Net income	$61	$384	$375	$218

Basic earnings per share	$0.03	$0.21	$0.21	$0.12

Diluted earnings per share	$0.03	$0.21	$0.21	$0.12

Notes to Consolidated Financial Statements

Note 18. Quarterly Unaudited Financial Information, continued

Consolidated Quarterly Unaudited Statements of Condition

	As of
	March 31, 2007		June 30		September 30
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)(1)	(As Previously Reported)	(As Restated)
	(Dollars in thousands)
Assets
Cash and due from banks	$5,835	$5,835	$5,467	$5,467	$7,570	$4,484
Interest-bearing deposits with banks	190	190	756	756	3,953	175

Total cash and cash equivalents	6,025	6,025	6,223	6,223	11,523	2,007
Federal funds sold	1,338	1,338	13,156	13,156	13,292	181
Trading assets	23,407	—	1,287	—	795	—
Securities available-for-sale	—	23,407	17,995	19,282	17,564	18,359
Federal Home Loan Bank stock, at cost	1,161	1,161	1,093	1,093	1,093	1,093
Loans, net of allowance for loan losses	167,716	167,716	177,213	177,213	190,014	190,014
Property and equipment, net	5,425	5,425	5,856	5,856	6,351	6,351
Accrued interest receivable	1,029	1,029	1,129	1,129	1,226	1,226
Bank owned life insurance	4,146	4,146	4,185	4,185	4,225	4,225
Other assets	1,318	1,318	1,539	1,539	1,451	1,451

Total assets	$211,565	$211,565	$229,675	$229,675	$247,534	$247,534

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	15,450	15,450	19,158	19,158	16,489	16,489
Interest-bearing	162,610	162,610	168,628	168,628	188,185	188,185

Total deposits	178,060	178,060	187,786	187,786	204,674	204,674
Short-term debt	—	—	—	—	—	—
Long-term debt	16,000	16,000	16,000	16,000	16,000	16,000
Junior subordinated notes related to trust preferred securities	—	—	8,248	8,248	8,248	8,248
Accrued interest payable	497	497	480	480	648	648
Other liabilities	431	431	480	480	842	842

Total liabilities	194,988	194,988	212,994	212,994	230,412	230,412

Commitments and contingencies	—
Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	5,370	5,370	5,370	5,370	5,370	5,370
Surplus	10,450	10,450	10,450	10,450	10,450	10,450
Retained earnings	757	790	893	893	1,192	1,192
Accumulated other comprehensive income (loss)	—	(33)	(32)	(32)	110	110

Total stockholders’ equity	16,577	16,577	16,681	16,681	16,681	16,681

Total liabilities and stockholders’ equity	$211,565	$211,565	$229,675	$229,675	$247,534	$247,534

(1)	See note 17

Notes to Consolidated Financial Statements

Note 18. Quarterly Unaudited Financial Information, continued

Consolidated Quarterly Unaudited Statements of Cash Flows (dollars in thousands)

	Three months ended March 31, 2007		Six months ended June 30, 2007
	(As Previously Reported)	As Restated(1)	(As Previously Reported)	As Restated(1)
Net income	$172	$(188)	$308	$(85)
Impairment loss on securities	—	491	—	491
Securities losses, net	—	—	—	228
Net change in trading assets	1,515	—	23,633	—
All other adjustments to reconcile net income to cash provided by operating activities, net	130	130	(24)	(24)

Net cash provided by operating activities	1,817	433	23,917	610
Sales of available-for-sale securities	—	—	—	19,768
Maturities and repayments of available-for-sale securities	—	1,384	—	3,539
All other cash used in investing activities, net	(5,181)	(5,181)	(45,057)	(45,057)

Net cash used in investing activities	(5,181)	(3,797)	(45,057)	(21,750)
Net cash provided by financing activities	4,275	4,275	22,249	22,249

Net increase in cash and cash equivalents	911	911	1,109	1,109
Cash and cash equivalents, beginning	5,114	5,114	5,114	5,114

Cash and cash equivalents, ending	$6,025	$6,025	$6,223	$6,223

Non-cash investing and financing activities
Reclassification of available-for-sale and held-to-maturity securities to trading	$23,984	$—	$—	$—

Reclassification of held-to-maturity securities to available-for-sale securities	$—	$1,510	$—	$—

	Nine months ended September 30, 2007
	(As Previously Reported)	As Restated(1)
Net income	$607	$214
Impairment loss on securities	—	491
Securities losses, net	—	228
Net change in trading assets	24,157	—
All other adjustments to reconcile net income to cash provided by operating activities, net	608	608

Net cash provided by operating activities	25,372	1,541
Sales of available-for-sale securities	—	19,768
Maturities and repayments of available-for-sale securities	559	4,622
All other cash used in investing activities, net	(58,659)	(58,659)

Net cash used in investing activities	(58,100)	(34,269)
Net cash provided by financing activities	39,137	39,137

Net increase in cash and cash equivalents	6,409	6,409
Cash and cash equivalents, beginning	5,114	5,114

Cash and cash equivalents, ending	$11,523	$11,523

(1)	See Note 17

Notes to Consolidated Financial Statements

Note 19. Subsequent Events

On January 31, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 7,700 shares of the Company’s fixed rate cumulative preferred stock, series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in the following years. The Company also issued warrants to purchase 168,350 shares of the Company’s common stock. The Company received $7,700,000 in cash. This resulted in restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full (1) no dividends may be declared or paid on our common stock, and (2) subject to limited exceptions, we may not repurchase any of our outstanding common stock. Additionally until January 30, 2012, we are required to obtain the consent of the U.S. Treasury in order to declare or pay any dividend or make any distribution on our common stock , unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of those shares to third parties.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. If approved, the Bank estimates that its assessment would total approximately $270,000.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the reduction is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Stockholder Information

Annual Meeting

The Annual Meeting of Shareholders will be held on Thursday, June 11, 2009 at 7:00 p.m. at the Oak Ridge banking office of Bank of Oak Ridge located at 2211 Oak Ridge Road, Oak Ridge, NC 27310.

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
Galax, Virginia 24333

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the FDIC.

Banking Offices

2211 Oak Ridge Road Oak Ridge, North Carolina 27310 Phone: (336) 644-9944	2102 North Elm Street Greensboro, North Carolina 27408 Phone: (336) 272-1250

1597 New Garden Road Greensboro, North Carolina 27410 Phone: (336) 315-2400	4423 Highway 220 North Summerfield, North Carolina 27358 Phone: (336) 644-7310

400 Pisgah Church Road

Greensboro, NC 27455

Phone: (336) 286-1900

http://www.bankofoakridge.com

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 except as it relates to our adoption of SFAS 159, which we have restated the financial statements as of and for the three-month periods ending March 31, 2007, June 30, 2007, September 30, 2007, and as of and for the year ended December 31, 2007.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal I—Election of Directors–Nominees” and “Proposal I—Election of Directors–Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference.

(b) The information required by this Item regarding the Company’s Audit Committee is set forth under the section captioned “— Audit Committee” and “—Report of Audit Committee” in the Proxy Statement, which sections are incorporated herein by reference.

(c) Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which section is incorporated herein by reference.

(d) Nomination Procedures – There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosures.

(e) Audit Committee Financial Expert - The information required about the Company’s Audit Committee Financial Expert is set forth under the section captioned “Report of Audit Committee” in the Proxy Statement, which section is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Proposal I—Election of Directors–Director Compensation” and “–Management Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement, which section is incorporated herein by reference.

The equity compensation plan information required by this Item is set forth above in “Item 5 – Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the section captioned “Certain Indebtedness and Transactions of Management” in the Proxy Statement, which section is incorporated herein by reference.

For a complete list of each director and nominee of the Company, see “Proposal I-Election of Directors–Nominees” in the Proxy Statement, which section is incorporated herein by reference. Each director, except for Ronald O. Black, the Company’s Chief Executive Officer, is “independent” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Each director serving on the Company’s Corporate Governance, Nominating and Compensation Committee and the Company’s Audit Committee are “independent” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditor” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 15.	EXHIBITS

15(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2008 Semi-Annual Incentive Plan.

Exhibit (10)(xvii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (11)	Statement Regarding Computation of Per Share Earnings.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE FINANCIAL SERVICES, INC.

	By:	/s/ Ronald O. Black
Dated: March 31, 2009		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black	President, Chief Executive Officer	March 31, 2009
Ronald O. Black	and Director

/s/ Thomas W. Wayne	Senior Vice President and	March 31, 2009
Thomas W. Wayne	Chief Financial Officer

/s/ L. William Vasaly, III	Senior Vice President and	March 31, 2009
L. William Vasaly, III	Chief Credit Officer

/s/ Douglas G. Boike	Director	March 31, 2009
Douglas G. Boike

/s/ Herbert M. Cole	Director	March 31, 2009
Herbert M. Cole

/s/ Francis R. Disney	Director	March 31, 2009
Francis R. Disney

/s/ Craig Fleming	Director	March 31, 2009
Craig Fleming

/s/ James W. Hall	Director	March 31, 2009
James W. Hall

/s/ Billy R. Kanoy	Director	March 31, 2009
Billy R. Kanoy

/s/ Lynda J. Lengyel	Director	March 31, 2009
Lynda J. Lengyel

/s/ Stephen S. Neal	Director	March 31, 2009
Stephen S. Neal

/s/ John S. Olmsted	Director	March 31, 2009
John S. Olmsted

/s/ Manuel L. Perkins	Director	March 31, 2009
Manuel L. Perkins

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit (10)(xvi)	Bank of Oak Ridge 2008 Semi-Annual Incentive Plan

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (21)	Subsidiary of the Company

Exhibit (31.1)	Certification of Ronald O. Black

Exhibit (31.2)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350