Form 10-K/A
period 2008-12-31
Oak Ridge Financial Services, Inc.
filed 2009-05-15
CIK 1398006

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) amends the Oak Ridge Financial Services, Inc. Annual

Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 31, 2009 (the “Original 10-K”). The Amended 10-K is being filed solely to revise the second paragraph of Part II, Item 9A(T) of the Original 10-K. In the second paragraph of Part II, Item 9A(T) of the Original 10-K, the statement that “the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 except as it relates to our adoption of SFAS 159, which we have restated the financial statements as of and for the three-month periods ending March 31, 2007, June 30, 2007, September 30, 2007, and as of and for the year ended December 31, 2007,” has been revised. After consultation with the Securities and Exchange Commission, its external auditors, and its legal counsel, the Company has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2008, as a result of a material weakness related to our early adoption of SFAS 159.

For the convenience of the reader, this Amended 10-K sets forth Part II, Item 9A in its entirety. Other than the revisions referred to above, all other information included in the Original 10-K remains unchanged. As a consequence of these changes, Oak Ridge Financial Services is also filing new certifications of its Chief Executive Officer and Chief Financial Officer, with conforming changes, as Exhibits 31.1 and 31.2. This Amended 10-K is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K. It does not modify or update the disclosures in the Original 10-K in any way other than as required to reflect the changes described above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have have carried out their evaluation as of the end of the period covered by this Report, to determine if the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below. The material weakness resulted in the restatement of the previously reported financial statements and other related financial disclosures.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2008 as a result of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to our early adoption of SFAS 159 on April 30, 2007. We had previously reported our 2007 financial results in our 2007 Form 10-KSB, which included early adoption of SFAS 159 for our investment portfolio. In 2008, based on an SEC comment letter and further evaluation by management of the Company, we amended our 2007 financial results in our 2008 Form 10-K and reversed our early adoption of SFAS 159.

The Company has implemented new procedures to mitigate the risk of ineffective internal controls related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with our external auditors and legal counsel and other experts, including consultation with the Securities and Exchange, if necessary. The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OAK RIDGE FINANCIAL SERVICES, INC.

	By:	/s/ Ronald O. Black
Dated: May 15, 2009		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald O. Black	President, Chief Executive Officer	May 15, 2009
Ronald O. Black	and Director

/s/ Thomas W. Wayne	Senior Vice President and	May 15, 2009
Thomas W. Wayne	Chief Financial Officer

/s/ L. William Vasaly, III	Senior Vice President and	May 15, 2009
L. William Vasaly, III	Chief Credit Officer

/s/ Douglas G. Boike	Director	May 15, 2009
Douglas G. Boike

/s/ Herbert M. Cole	Director	May 15, 2009
Herbert M. Cole

/s/ Francis R. Disney	Director	May 15, 2009
Francis R. Disney

/s/ Craig Fleming	Director	May 15, 2009
Craig Fleming

/s/ James W. Hall	Director	May 15, 2009
James W. Hall

/s/ Billy R. Kanoy	Director	May 15, 2009
Billy R. Kanoy

/s/ Lynda J. Anderson	Director	May 15, 2009
Lynda J. Anderson

/s/ Stephen S. Neal	Director	May 15, 2009
Stephen S. Neal

/s/ John S. Olmsted	Director	May 15, 2009
John S. Olmsted

/s/ Manuel L. Perkins	Director	May 15, 2009
Manuel L. Perkins

4