Form 10-Q
period 2009-03-31
Oak Ridge Financial Services, Inc.
filed 2009-05-15
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 8, 2009, was as follows:

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

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Dollars in thousands)

	2009 (Unaudited)	2008 (Audited)
Assets

Cash and due from banks	$13,853	$3,988
Interest-bearing deposits with banks	2,685	2,314

Total cash and cash equivalents	16,538	6,302
Federal funds sold	—	3,282
Securities available-for-sale	48,366	35,594
Securities held-to-maturity (fair values of $10,948 and $12,781 in 2009 and 2008, respectively)	12,517	13,155
Federal Home Loan Bank Stock, at cost	1,252	1,462
Loans, net of allowance for loan losses of $2,777 in 2009 and $2,450 in 2008	247,374	243,031
Property and equipment, net	10,128	8,926
Foreclosed assets	1,406	1,508
Accrued interest receivable	1,412	1,297
Bank owned life insurance	4,463	4,431
Other assets	1,821	1,684

Total assets	$345,277	$320,672

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$18,652	$18,181
Interest-bearing	275,712	252,423

Total deposits	294,364	270,604

Short-term debt	—	7,000
Long-term debt	15,000	15,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	505	502
Other liabilities	1,151	1,123

Total liabilities	319,268	302,477

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A	6,923	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2009 and 2008	15,831	15,831
Surplus	—	—
Warrants	811	—
Retained earnings	2,526	2,470
Accumulated other comprehensive loss	(82)	(106)

Total stockholders’ equity	26,009	18,195

Total liabilities and stockholders’ equity	$345,277	$320,672

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2009 and 2008

(Dollars in thousands except per share data)

	2009	2008
Interest and dividend income
Loans and fees on loans	$3,791	$4,014
Federal funds sold	1	92
Interest on deposits in banks	15	42
Federal Home Loan Bank stock dividends	—	17
Taxable investment securities	889	288

Total interest and dividend income	4,696	4,453

Interest expense
Deposits	2,062	2,239
Short-term and long-term debt	167	299

Total interest expense	2,229	2,538

Net interest income	2,467	1,915

Provision for loan losses	366	164

Net interest income after provision for loan losses	2,101	1,751

Noninterest income
Service charges on deposit accounts	203	176
Mortgage loan origination fees	156	95
Investment and insurance commissions	174	206
Fee income from accounts receivable financing	174	167
Income earned on bank owned life insurance	31	40
Other service charges and fees	90	70

Total noninterest income	828	754

Noninterest expense
Salaries and employee benefits	1,386	1,284
Occupancy expense	186	134
Equipment expense	170	140
Data and item processing	145	84
Professional and advertising	290	287
Stationary and supplies	55	62
Other real estate expenses and write-downs	119	—
Telecommunications expense	67	64
FDIC Assessment	73	50
Accounts receivable financing expense	53	87
Other expense	231	216

Total noninterest expense	2,775	2,408

Income before income taxes	154	97
Income tax expense	54	36

Net income	100	61

Preferred stock dividends	64	—
Accretion of discount	44	—

Income available to common stockholders	$(8)	$61

Basic earnings per weighted average common share	$0.00	$0.03

Diluted earnings per weighted average common share	$0.00	$0.03

Basic weighted average common shares outstanding	1,791,474	1,791,474

Diluted weighted average common shares outstanding	1,791,474	1,799,123

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

Three months ended March 31, 2009 and 2008 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2008	$—	1,791,474	$15,831	$—	$1,590	$263		$17,684
Unrealized loss, net of income tax benefit of $13						98	$98	98
Net income					61		61	61

Total comprehensive income							$159
Cumulative effect of a change in accounting principle					(259)			(259)

Balance March 31, 2008	$—	1,791,474	$15,831	$—	$1,392	$361		$17,584

Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Unrealized loss, net of income tax benefit of $13						24	$24	24
Net income					100		100	100

Total comprehensive income							$124
Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,888							6,888
Issuance of common stock warrant in connection with Capital Purchase Program				812				812
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock accretion	44				(44)			—

Balance March 31, 2009	$6,923	1,791,474	$15,831	$811	$2,526	$(82)		$26,009

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008 (Unaudited)

(In thousands)

	2009	2008
Cash flows from operating activities
Net income	$100	$61
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	178	144
Provision for loan losses	366	164
Income earned on bank owned life insurance	(32)	(39)
Deferred income tax (benefit) expense	78	(59)
Income taxes payable	79	(60)
Net (accretion) amortization of discounts and premiums on securities	(148)	(35)
Changes in assets and liabilities:
Accrued interest receivable	(115)	(119)
Other assets	(103)	(176)
Accrued interest payable	3	17
Other liabilities	(51)	76

Net cash provided by operating activities	355	(26)

Cash flows from investing activities
Net decrease in federal funds sold	3,282	3,241
Activity in available-for-sale securities:
Purchases	(14,801)	(5,692)
Sales	—	—
Maturities and repayments	2,215	519
Activity in held-to-maturity securities:
Purchases	—	(10,787)
Maturities and repayments	639	—
Redemptions (purchases) of Federal Home Loan Bank stock	210	(368)
Net increase in loans	(4,744)	(15,537)
Purchases of property and equipment	(1,380)	(596)

Net cash used in investing activities	(14,579)	(29,220)

Cash flows from financing activities
Net increase in deposits	23,760	20,163
Proceeds from issuance of preferred stock	7,700	—
Proceeds from issuance of debt	—	6,000
Repayment of borrowings	(7,000)	—

Net cash provided by financing activities	24,460	26,163

Net increase (decrease) in cash and cash equivalents	10,236	(3,083)
Cash and cash equivalents, beginning	6,302	10,108

Cash and cash equivalents, ending	$16,538	$7,025

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(In thousands)

	2009	2008
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$2,232	$2,520

Taxes	$24	$—

Non-cash investing and financing activities
Other real estate acquired in settlement of loans	$—	$—

See Notes to Consolidated Financial Statements

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

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month period ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the annual report.

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

There were no dilutive potential common shares included in the computation of earnings per share at March 31, 2009, as their inclusion would have been anti-dilutive. At March 31, 2008, 7,649 potential common shares were included in the computation of diluted earnings per share

Note 3. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 was effective for the Company on January 1, 2008.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, private label mortgage-backed securities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Notes to Unaudited Consolidated Financial Statements

Note 3. Fair Value Measurements, continued

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Government-sponsored enterprise securities	—	2,160	—	2,160
Government-guaranteed securities	1,850	5,308	—	7,158
Other domestic debt securities	—	—	500	500
Mortgage-backed securities	—	38,548	—	38,548

Total	$1,850	$46,016	$500	$48,366

The table below presents a reconciliation of all assets and liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3):

	Totals
	December 31, 2008	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	March 31, 2009
	(in thousands)
Real estate owned, net	$1,508	$—	$—	$—	$(102)	$1,406
Impaired loans	2,932	378	(263)	(1,111)	—	1,936

Total	$4,440	$378	$(263)	$(1,111)	$(102)	$3,342

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2009.

Notes to Unaudited Consolidated Financial Statements

Note 4. Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP. The notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Activity under the Company plans during the three months ended March 31, 2009 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2008	6,163	170,674	3	178,934
Forfeited	—	—	—	—

Balance, March 31, 2009	6,163	173,273	3	178,934

Notes to Unaudited Consolidated Financial Statements

Note 5. Stock-based Compensation

There were no options exercised during the three months ended March 31, 2009 and 2008.

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

There were no options granted in the three months ended March 31, 2009.

Note 5. Stock-based Compensation

Information regarding the stock options outstanding at March 31, 2009 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,513	2.08 Years	$8.80	$—
$10.00-10.39	140,543	5.42 Years	$10.00	—
$10.40-11.20	107,552	5.27 Years	$10.71	—

	349,608	4.40 Years	$9.87	$—

The weighted average exercise price for options outstanding at March 31, 2009 was $9.87. There were no options forfeited during the three months ended March 31, 2009. No compensation expense was recognized during the first three months of 2008 and 2009 as all outstanding stock options had vested.

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

Note 7. U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

On January 30, 2009, the Company issued Series A Preferred Stock in the amount of $7,700,000 and a warrant to purchase 159,530 shares of common stock to the U.S. Treasury as a participant in the Troubled Asset Relief Program Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 30, 2012, unless the Company has redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required to, among other things, declare or pay a common stock dividend or repurchase common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own the securities sold under the Troubled Asset Relief Program Capital Purchase Program, the compensation arrangements for senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

Notes to Unaudited Consolidated Financial Statements

Note 8. Recent Accounting Pronouncements

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP SFAS 132(R)-1 will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to this FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

Notes to Unaudited Consolidated Financial Statements

Note 8. Recent Accounting Pronouncements, continued

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of this FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. This SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. This SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ending March 31, 2009 and 2008

Net Income

For the three months ended March 31, 2009, the Company increased in net income 64 percent to $100,000 compared to $61,000 for the same period in 2008. The Company recorded a loss in income available to common stockholders of $8,000 in 2009 compared to income available to common stockholders of $61,000 in 2008. Net income per diluted share decreased 100 percent to $0.00 compared to $0.03 for the prior year period. Returns on average assets and average equity were 0.12 percent and 1.83 percent, respectively, for the three months ended March 31, 2009, compared to 0.09 percent and 1.39 percent for the prior year period.

The increase in net income was a result of increases in net interest income, offset by declines in noninterest income, and increases in the provision for loan losses, noninterest expense, and income tax expense.

Net Interest Income

Net interest income was $2.5 million for the three months ended March 31, 2009 compared to $1.9 million for the prior year. The 29 percent increase in net interest income was due both to growth in average earning assets and an increase in the net interest margin in 2009 compared to 2008.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three months ended March 31, 2009 was 3.24 percent compared to 3.00 percent for the prior year period. The average yield on earning assets for the current period was 6.09 percent compared to 6.89 percent for the prior year period, and the average cost of interest-bearing liabilities was 3.11 percent for the current period compared to 4.19 percent for the prior year period. The net interest margin has increased during the past year as interest-bearing liabilities have repriced downward faster than interest-earning assets.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2009 was $366,000 compared to $164,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors such as unemployment and changes in general interest rates. The increase in the provision for loan losses from 2008 to 2009 was primarily due to management’s determination that a higher allowance for loan losses was needed due to the potential for higher loan charge-offs in future periods. The allowance for loan losses to total loans was 1.11 percent at March 31, 2009, and 1.00 percent at December 31 and March 31, 2008.

Noninterest Income

Noninterest income totaled $828,000 for the three months ended March 31, 2009, up $74,000, or 10 percent, from $754,000 for the same period in 2008.

Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $203,000 for the three months ended March 31, 2009, a 15 percent increase over the $176,000 of service fees and charges earned for same period in 2008.

Mortgage loan fee income was positively impacted in 2009 by low mortgage rates as well as more mortgage originators in 2009 compared to 2008, and totaled $156,000 for the three months ended March 31, 2009, a 64 percent increase over the $95,000 of mortgage loan fee income earned for 2008.

The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $174,000 for the three months ended March 31, 2009, a 16 percent decrease over the $206,000 earned in 2008. A large part of the decrease in this category was due to a decline in fees tied to the market value of assets under management due to lower market prices in 2009 on most investments.

Fee income from accounts receivable financing totaled $174,000 for the three months ended March 31, 2009, a 4 percent increase over the $167,000 earned in the same period in 2008. The small increase in income was caused by an increase in new customers offset by a general decline in account receivable balances due to the weak economy.

Income earned on bank owned life insurance totaled $31,000 for the three months ended March 31, 2009, a 23 percent decrease over the $40,000 earned in the same period in 2008, due to lower rates on the underlying insurance policies in 2009 as compared to 2008.

Other service charges and fees benefited from the Bank’s increased number of product offerings and deposit accounts, and totaled $90,000 for the three months ended March 31, 2009, a 29 percent increase over the $70,000 earned in 2008.

Noninterest Expense

Noninterest expenses were $2.7 million for the three months ended March 31, 2009 compared to $2.4 million for the prior year period. The $300,000 or 10 percent increase reflects the continuing efforts and associated expenses related to servicing existing Bank clients as well as attracting new clients.

Salaries and employee benefits for the three months ended March 31, 2009 were $1.4 million reflecting a $100,000 increase when compared to the $1.3 million for the same period in 2008. Most of the increase is due to average salary increases of approximately 4% that were effective January 1, 2009.

Occupancy expense for the three months ended March 31, 2009 was $186,000 reflecting a $52,000 increase when compared to the $134,000 for the same period in 2008. Increases in repairs and maintenance expenses associated with the Bank’s infrastructure and increases in rental expense for the new location for the Bank’s wealth management division contributed to the overall upward movement in this expense category.

Equipment expense for the three months ended March 31, 2009 was $170,000 reflecting a $30,000 increase when compared to the $140,000 for the same period in 2008. Increased depreciation expense associated with 2008 and 2009 equipment purchases contributed to the majority of the increase in this expense category.

Stationary and supplies for the three months ended March 31, 2009 was $55,000 reflecting a $7,000 decrease when compared to the $62,000 for the same period in 2008. The decrease was due to an overall awareness of Bank employees to monitor unnecessary expenses in this area, as well as a decline in paper associated with account statements due to the introduction of e-statements for customers in 2008.

Other real estate owned expenses and write-downs totaled $119,000 for the three months ended March 31, 2009. There was no real estate owned or associated expenses or write-downs in 2008. The write-downs in real estate owned were due to the continuing evaluation of the net realizeable values of these types of assets that are on the Bank’s balance sheet. A general decline in local housing and real estate values during the first quarter of 2009 contributed to the write-downs. Bank management believes that the local real estate market has improved slightly since March 31, 2009.

FDIC assessment expense for the three months ended March 31, 2009 was $73,000 reflecting a $23,000 increase when compared to the $50,000 for the same period in 2008. The increase is largely due to the Bank’s growth from 2008 to 2009. On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense of approximately $840,000 from 2008 to 2009. The 20 basis point special assessment represents $600,000 of this increase. On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Professional, telecommunication and other expenses were relatively unchanged from 2008 to 2009, reflecting a strategy by the Bank to manage expenses due to the overall weak economic environment.

Income Taxes

Income tax expense was $54,000 for the three months ended March 31, 2009 and $36,000 for the same period in 2008. The increase in income tax expense from 2008 to 2009 was primarily due to a higher net income before provision for income taxes in 2008 as compared to 2009.

Analysis of Financial Condition from December 31, 2008 to March 31, 2009

Total assets increased to $345.3 million at March 31, 2009, or 5 percent, from $320.7 million at December 31, 2008. The primary contributors to the growth between the two periods were increases in cash and due from banks, available-for-sale securities, loans receivable, and property and equipment of $9.9 million, $12.8 million, $4.7 million, and $1.2 million, respectively.

Cash and Due from Banks

Cash and due from banks totaled $13.9 million at March 31, 2009, up $9.9 million, or 247 percent, from $4.0 million at December 31, 2008. The large increase was due to the inability of the Bank’s primary correspondent bank to place Federal Funds sold with other banks. On Friday, May 1, 2009, Silverton Bank, National Association (“Silverton”), Atlanta, Georgia, the Bank’s primary correspondent bank, was closed by the Office of the Comptroller of the Currency (OCC). Subsequently, the Federal Deposit Insurance Corporation (FDIC) was named Receiver.

Silverton Bridge Bank, N.A. has been chartered as a new national bank by the OCC and controlled by the FDIC in accordance with section 11(n) of the Federal Deposit Insurance Act. A bridge bank allows a failed bank to be liquidated in an orderly fashion.

The Bank expects to move its primary correspondent banking relationship to another bank in the second quarter of 2009 that will allow excess funds to be invested or earn interest. No losses to the Bank are expected as a result of the failure of Silverton.

Federal Funds Sold

Due to the lack of a Federal Funds program offering by the Bank’s correspondent bank, Federal Funds sold declined $3.3 million from December 31, 2008 to March 31, 2009.

Investment Securities

The Company’s portfolios of investment securities, which are classified as either available-for-sale or held-to-maturity, consist of government sponsored enterprise, government sponsored enterprises guaranteed mortgage-backed securities, and mortgage backed securities not guaranteed by government sponsored enterprises.

Available-for-sale securities totaled $48.4 million at March 31, 2009, up $12.8 million, or 36 percent, from $35.6 million at December 31, 2008. The large increase was due to the purchase during 2009 of SBA government guaranteed securities and mortgage backed securities not guaranteed by government-sponsored enterprises, offset by repayments on existing available-for-sale securities.

Held-to-maturity securities totaled $12.5 million at March 31, 2009, down $638,000, or 5 percent, from $13.2 million at December 31, 2008. The decrease was due to repayments on existing held-to-maturity securities.

Loans Receivable

The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small and medium sized businesses, real estate loans, and consumer loans.

Net loans receivable totaled $247.4 million at March 31, 2009, up $4.3 million, or 2 percent, from $243.0 million at December 31, 2008. The increase in loans is a result of the Bank’s continuing expansion in the Triad. Although the number of loan opportunities that meet the Bank’s underwriting standards has declined, there are some opportunities with existing and new clients of the Bank.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses totaled $2.8 million at March 31, 2009, up $327,000, or 13 percent, from $2.5 million at December 31, 2008.

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

Nonperforming assets to period-end loans increased from 1.09% at December 31, 2008 to 1.67% at March 31, 2009, and nonperforming assets increased from $1.9 million at December 31, 2008 to $4.2 million at March 31, 2009. Management has performed a detailed review of the value of both the collateral securing the nonperforming loans and other real estate owned that comprise total nonperforming assets. This review occurred subsequent to March 31, 2009, and this valuation was the primary factor in the increase in the allowance for loan losses from 1.00% at December 31, 2008 to 1.11% at March 31, 2009. In management’s opinion, the nonperforming assets that were added to total nonperforming assets in the first quarter of 2009 were not impaired during the fourth quarter of 2008. Substantially all of the increase in nonperforming assets between the two periods is comprised of loans secured by, or assets owned by the Bank that are either residential lots or residences.

Deposits

Deposits totaled $294.3 million at March 31, 2009, up $23.8 million, or 9 percent, from $270.6 million at December 31, 2008. The increase in noninterest-bearing deposits was due to a Company wide focus on gathering noninterest-bearing deposits, particularly deposits held by business and non-profit entities, as well as the Company’s continued expansion into Greensboro, North Carolina. The Bank also believes that some portion of this increase can be attributed to the negative perception of larger financial institutions that has persisted since the current economic slowdown began.

Borrowings

Borrowings, which consist of short and long-term debt, and junior subordinated notes related to trust preferred securities, totaled $23.2 million at March 31, 2009, down $7.0 million, or 23 percent, from $30.2 million at December 31, 2008. The increase in deposits noted above provided the Bank with additional liquidity to repay a Federal Home Loan Bank of Atlanta advance of $7.0 million at maturity.

Stockholders’ Equity

Stockholders’ equity totaled $26.0 million at March 31, 2009, up approximately $7.8 million, or 43.0 percent, from $18.2 million at December 31, 2008. The majority of the increase was due to the issuance of $7.7 million in preferred stock to the U.S. Treasury as part of its Troubled Asset Relief Program Capital Purchase Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

Item 4T. Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness. The material weakness related to our early adoption of SFAS 159 on April 30, 2007. We had previously reported our 2007 financial results in our 2007 Form 10-KSB, which included early adoption of SFAS 159 for our investment portfolio. In 2008, based on an SEC comment letter and further evaluation by management of the Company, we amended our 2007 financial results in our 2008 Form 10-K and reversed our early adoption of SFAS 159.

The material weakness resulted in the restatement of the previously reported financial statements and other related financial disclosures. The Company has implemented new procedures to mitigate the risk of ineffective disclosure controls and procedures related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with our external auditors and legal counsel and other experts, including consultation with the Securities and Exchange, if necessary.

We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. Based on their evaluation and on the new procedures noted above, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

We also review our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

Based on this evaluation, the Company’s management evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2008 as a result of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was a result of our adoption of SFAS 159 noted above.

The Company has implemented new procedures to mitigate the risk of ineffective internal controls over financial reporting related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with our external auditors and legal counsel and other experts, including consultation with the Securities and Exchange, if necessary. The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, other than noted above, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

15(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2008 Semi-Annual Incentive Plan.

Exhibit (10)(xvi)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: May 15, 2009	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 15, 2009	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)