Form 10-Q
period 2009-06-30
Oak Ridge Financial Services, Inc.
filed 2009-08-14
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2009, was as follows:

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

Item 1.	Financial Statements

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Dollars in thousands)

	2009 (Unaudited)	2008 (Audited)
Assets

Cash and due from banks	$12,711	$3,988
Interest-bearing deposits with banks	6,714	2,314

Total cash and cash equivalents	19,425	6,302
Federal funds sold	—	3,282
Securities available-for-sale	55,236	35,594
Securities held-to-maturity (fair values of $10,128 and $12,781 in 2009 and 2008, respectively)	11,545	13,155
Federal Home Loan Bank Stock, at cost	1,252	1,462
Loans, net of allowance for loan losses of $3,034 in 2009 and $2,450 in 2008	243,975	243,031
Property and equipment, net	10,926	8,926
Foreclosed assets	849	1,508
Accrued interest receivable	1,467	1,297
Bank owned life insurance	4,528	4,431
Other assets	1,490	1,684

Total assets	$350,693	$320,672

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$20,263	$18,181
Interest-bearing	278,179	252,423

Total deposits	298,442	270,604

Short-term debt	—	7,000
Long-term debt	15,000	15,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	461	502
Other liabilities	1,511	1,123

Total liabilities	323,662	302,477

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A	6,990	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2009 and 2008	15,831	15,831
Warrants	811	—
Retained earnings	2,589	2,470
Accumulated other comprehensive income (loss)	810	(106)

Total stockholders’ equity	27,031	18,195

Total liabilities and stockholders’ equity	$350,693	$320,672

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2009 and 2008

(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans and fees on loans	$3,832	$3,859	$7,622	$7,873
Federal funds sold	—	17	1	109
Interest on deposits in banks	15	29	28	71
Federal Home Loan Bank stock dividends	—	21	—	38
Taxable investment securities	1,198	522	2,089	810

Total interest and dividend income	5,045	4,448	9,740	8,901

Interest expense
Deposits	1,898	1,977	3,961	4,216
Short-term and long-term debt	134	251	300	550

Total interest expense	2,032	2,228	4,261	4,766

Net interest income	3,013	2,220	5,479	4,135

Provision for loan losses	303	99	669	263

Net interest income after provision for loan losses	2,710	2,121	4,810	3,872

Noninterest income
Service charges on deposit accounts	205	177	408	353
Mortgage loan origination fees	145	137	301	232
Investment and insurance commissions	162	244	336	450
Fee income from accounts receivable financing	181	185	355	352
Income earned on bank owned life insurance	65	40	97	80
Other service charges and fees	107	114	197	184

Total noninterest income	865	897	1,694	1,651

Noninterest expense
Salaries and employee benefits	1,398	1,262	2,784	2,546
Occupancy expense	178	129	365	263
Equipment expense	174	140	344	280
Data and item processing	155	128	300	212
Professional and advertising	324	304	614	591
Stationary and supplies	53	36	108	98
Other real estate expenses and write-downs	182	—	302	—
Telecommunications expense	73	74	139	138
FDIC Assessment	219	62	292	112
Accounts receivable financing expense	56	58	109	145
Total other-than-temporary impairment loss	105	—	105	—
Other expense	285	230	516	446

Total noninterest expense	3,202	2,423	5,978	4,831

Income before income taxes	373	595	527	692
Income tax expense	131	211	185	247

Net income	242	384	342	445

Preferred stock dividends	97	—	161	—
Accretion of discount	67	—	111	—

Income available to common stockholders	$78	$384	$70	$445

Basic earnings per weighted average common share	$0.04	$0.21	$0.04	$0.25

Diluted earnings per weighted average common share	$0.04	$0.21	$0.04	$0.25

Basic weighted average common shares outstanding	1,791,474	1,791,474	1,791,474	1,791,474

Diluted weighted average common shares outstanding	1,791,474	1,796,196	1,791,474	1,797,710

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

Six months ended June 30, 2009 and 2008 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2007	$—	1,791,474	$15,831	$—	$1,590	$263		$17,684
Unrealized loss, net of income tax benefit of $178						(456)	$(456)	(456)
Net income					445		445	445

Total comprehensive income							$(11)
Cumulative effect of a change in accounting principle					(259)			(259)

Balance June 30, 2008	$—	1,791,474	$15,831	$—	$1,776	$(193)		$17,414

Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Unrealized loss, net of income tax expense of $495						916	$916	916
Net income					342		342	342

Total comprehensive income							$1,258
Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,888							6,888
Preferred stock dividends					(112)			(112)
Issuance of common stock warrant in connection with Capital Purchase Program				812				812
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock accretion	111				(111)			—

Balance June 30, 2009	$6,990	1,791,474	$15,831	$811	$2,589	$810		$27,031

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	2009	2008
Cash flows from operating activities
Net income	$342	$445
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	358	299
Provision for loan losses	669	263
Impairment on held-to-maturity security	104	—
Income earned on bank owned life insurance	(97)	(80)
Loss from sale of foreclosed assets	7	—
Income taxes payable	(270)	(354)
Net (accretion) amortization of discounts and premiums on securities	(421)	(120)
Changes in assets and liabilities:
Accrued interest receivable	(170)	(95)
Other assets	194	(185)
Accrued interest payable	(41)	(101)
Other liabilities	658	61

Net cash provided by operating activities	1,333	133

Cash flows from investing activities
Net decrease in federal funds sold	3,282	5,950
Activity in available-for-sale securities:
Purchases	(23,980)	(5,692)
Sales	—	—
Maturities and repayments	6,176	981
Activity in held-to-maturity securities:
Purchases	—	(10,787)
Maturities and repayments	1,582	492
Redemptions (purchases) of Federal Home Loan Bank stock	210	(368)
Net increase in loans	(1,559)	(22,136)
Purchases of property and equipment	(2,358)	(653)
Proceeds from sale of other real estate owned	11	—

Net cash used in investing activities	(16,636)	(32,213)

Cash flows from financing activities
Net increase in deposits	27,838	24,000
Proceeds from issuance of preferred stock and warrant	7,700	—
Proceeds from issuance of debt	—	13,000
Repayment of borrowings	(7,000)	(7,000)
Dividends paid on preferred stock	(112)	—

Net cash provided by financing activities	28,426	30,000

Net increase (decrease) in cash and cash equivalents	13,123	(2,080)
Cash and cash equivalents, beginning	6,302	10,108

Cash and cash equivalents, ending	$19,425	$8,028

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	2009	2008
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$4,302	$4,867

Taxes	$99	$600

Non-cash investing and financing activities
Other real estate acquired in settlement of loans	$18	$—

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

The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46 (not yet reflected in FASB ASC), Consolidation of Variable Interest Entities, Oak Ridge Financial Statutory Trust I is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the Trust are included in other assets.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

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

There were no dilutive potential common shares included in the computation of earnings per share at June 30, 2009, as their inclusion would have been anti-dilutive. For the three- and six-months ended June 30, 2008, 4,722 and 6,236, respectively, potential common shares were included in the computation of diluted earnings per share.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Government-sponsored enterprise securities	$12,145	$97	$(144)	$12,098
Mortgage-backed securities	41,271	1,485	(118)	42,638
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$53,916	$1,582	$(262)	$55,236

Held-to-maturity
Mortgage-backed securities	11,545	—	(1,416)	10,129

Total securities held-to-maturity	$11,545	$—	$(1,416)	$10,129

Notes to Unaudited Consolidated Financial Statements

Note 3. Securities, continued

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Government-sponsored enterprise securities	$2,045	$108	$—	$2,153
Mortgage-backed securities	33,222	621	(902)	32,941
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$35,767	$729	$(902)	$35,594

Held-to-maturity
Mortgage-backed securities	13,155	26	(400)	12,781

Total securities held-to-maturity	$13,155	$26	$(400)	$12,781

The Bank had $1,255,000 and $1,462,000 at June 30, 2009 and December 31, 2008, respectively, of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), which is carried at cost. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB.

Investment securities with amortized costs of $10,140,000 and $6,801,000 at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

There were no gross realized gains and losses for the six or three months ended June 30, 2009 or 2008.

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at June 30, 2009 and December 31, 2008. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2009
Available-for-sale
Government sponsored enterprise securities	$9,959	$144	$—	$—	$9,959	$144
Mortgage-backed securities	6,285	118	—	—	6,285	118

Total temporarily impaired securities	$16,244	$262	$—	$—	$16,244	$262

Held-to-maturity
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	10,129	1,416	—	—	10,129	1,416

Total temporarily impaired securities	$10,129	$1,416	$—	$—	$10,129	$1,416

Notes to Unaudited Consolidated Financial Statements

Note 3. Securities, continued

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	17,793	902	—	—	17,793	902

Total temporarily impaired securities	$17,793	$902	$—	$—	$17,793	$902

Held-to-maturity
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	10,727	400	—	—	10,727	400

Total temporarily impaired securities	$10,727	$400	$—	$—	$10,727	$400

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

There were no debt securities that had been in a continuous unrealized loss position for more than twelve months at June 30, 2009. In analyzing an issuer’s or a securities financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities’ until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary, with the exception of one held-to-maturity security where, at the present time, the collection of all principal is not likely. As a result, the Company recognized a $105,000 impairment loss that is reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2009.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at June 30, 2009 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	987	1,080	—	—
Due after five years through ten years	17,178	17,358	—	—
Due after ten years	35,032	36,798	11,545	10,129

	$53,197	$55,236	$11,545	$10,129

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

Notes to Unaudited Consolidated Financial Statements

Note 5. Stock-based Compensation

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each Plan up to 178,937 shares may be issued for a total of 357,874 shares. Options granted under both Plans expire no more than 10 years from date of grant. The option exercise price under both Plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100 percent of fair market value at the date of the grant. Options granted under either Plan vest according to the terms of each particular grant.

Activity under the Company Plans during the six months ended June 30, 2009 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2008	6,163	170,674	3	178,934
Forfeited	—	—	—	—

Balance, June 30, 2009	6,163	170,674	3	178,934

There were no options exercised during the six months ended June 30, 2009 and 2008.

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

There were no options granted in the six months ended June 30, 2009.

Information regarding the stock options outstanding at June 30, 2009 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,513	1.83 Years	$8.80	$—
$10.00-10.39	140,543	5.17 Years	$10.00	—
$10.40-11.20	107,552	5.02 Years	$10.71	—

	349,608	4.15 Years	$9.87	$—

The weighted average exercise price for options outstanding at June 30, 2009 was $9.87. There were no options forfeited during the six months ended June 30, 2009. No compensation expense was recognized during the first six months of 2008 and 2009 as all outstanding stock options had vested.

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

Notes to Unaudited Consolidated Financial Statements

Note 7. Fair Value of Financial Instruments

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Beginning with the year ended December 31, 2008, fair value estimates are determined in accordance with Statement of Financial Standards (“SFAS”) 157 (FASB ASC 820-10-65). These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$19,425	$19,411	$6,302	$6,302
Federal funds sold	—	—	3,282	3,282
Securities, available-for-sale	55,236	51,928	35,594	35,594
Securities, held-to-maturity	11,545	9,648	13,155	13,155
Federal Home Loan Bank stock	1,252	1,252	1,462	1,462
Net loans	243,975	222,803	243,031	243,031
Bank owned life insurance	4,528	4,528	4,431	4,431

Financial liabilities:

Deposits	$298,442	$287,676	$270,604	$271,699
Short-term borrowings	—	—	7,000	7,000
Junior subordinated notes relating to trust preferred securities	8,248	8,009	8,248	8,248
Long-term debt	15,000	14,566	15,000	15,000

Fair Value Hierarchy

Under SFAS 157 (FASB ASC 820-10-65), the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Notes to Unaudited Consolidated Financial Statements

Note 7. Fair Value of Financial Instruments, continued

The Company adopted SFAS 157 (FASB ASC 820-10-65) on January 1, 2007 which had no material impact on the Company’s financial statements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

There were no changes to the techniques used to measure fair value during the period.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, mortgage-backed securities issued by non government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114 (ASC 310), “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Real Estate and Repossessions Acquired in Settlement of Loans

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Notes to Unaudited Consolidated Financial Statements

Note 7. Fair Value of Financial Instruments, continued

Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$55,236	$—	$54,736	$500
Total assets at fair value	$55,236	$—	$54,736	$500
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$35,594	$4,113	$30,981	$500
Total assets at fair value	$35,594	$4,113	$30,981	$500
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of June 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$4,908	$—	$—	$4,908
Real estate and repossessions acquired in settlement of loans	848	—	—	848
Total assets at fair value	$5,756	$—	$—	$5,756
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$2,932	$—	$—	$2,932
Real estate and repossessions acquired in settlement of loans	1,508	—	—	1,508
Total assets at fair value	$4,440	$—	$—	$4,440
Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009.

Total Fair Value Measurements

Balance, December 31, 2008	$500
Total gains or losses (realized/unrealized):

Included in earnings	—
Included in other comprehensive loss	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, June 30, 2009	$500

There were no unrealized net gains included in net income related to assets held as of June 30, 2009.

Notes to Unaudited Consolidated Financial Statements

Note 8. U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

On January 30, 2009, the Company issued Series A Preferred Stock (the “Preferred Stock”) in the amount of $7,700,000 and a warrant to purchase 159,530 shares of common stock to the U.S. Treasury as a participant in the Troubled Asset Relief Program Capital Purchase Program. The Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 30, 2012, unless the Company has redeemed all of the Preferred Stock or the U.S. Treasury has transferred all of the Preferred Stock to a third party, the consent of the U.S. Treasury will be required to, among other things, declare or pay a common stock dividend or repurchase common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own the Preferred Stock sold under the Troubled Asset Relief Program Capital Purchase Program, the compensation arrangements for senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

Note 9. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then Section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable codification by topic, subtopic and section in addition to the original standard type and number.

In December 2008 FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans. The Company is presently evaluating this pronouncement and its impact on its financial statements.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP EITF 99-20-1 amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. FSP EITF 99-20-1 was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

Notes to Consolidated Financial Statements

Note 9. Recent Accounting Pronouncements, continued

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). FSP SFAS 141(R)-1 is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of FSP SFAS 141(R)-1 if and when a future acquisition occurs.

Notes to Consolidated Financial Statements

Note 9. Recent Accounting Pronouncements, continued

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) (“SAB 111”) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. SAB 111 provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. SAB 111 was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. This standard was adopted and disclosures made for the second quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ending June 30, 2009 and 2008

Net Income

For the three months ended June 30, 2009, the Company’s net income decreased 37 percent to $242,000 compared to $384,000 for the same period in 2008. Net income available to common stockholders decreased 80 percent to $78,000 in 2009 compared to $384,000 in 2008. Net income per diluted share decreased 50 percent to $0.04 compared to $0.08 for the prior year period. Returns on average assets and average equity were 0.36 percent and 2.97 percent, respectively, for the three months ended June 30, 2009, compared to 0.53 percent and 8.80 percent for the three months ended June 30, 2008.

The increase in net income was a result of increases in net interest income and a decline in income tax expense, offset by declines in noninterest income, and increases in the provision for loan losses, and noninterest expense. The decrease in net income available to common shareholders was a result to preferred stock dividends and accretion of discount in 2009 totalling $164,000. There were no preferred stock dividends and accretion of discount in 2008.

Net Interest Income

Net interest income was $3.0 million for the three months ended June 30, 2009 compared to $2.2 million for the prior year. The 36 percent increase in net interest income was due both to growth in average earning assets and an increase in the net interest margin in 2009 compared to 2008.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three months ended June 30, 2009 was 3.61 percent compared to 3.28 percent for the prior year period. The average yield on earning assets for the three months ended June 30, 2009 was 6.32 percent compared to 6.49 percent for the prior year period, and the average cost of interest-bearing liabilities was 2.71 percent for the three months ended June 30, 2009 compared to 3.54 percent for the prior year period. The net interest margin has increased during the past year as interest-bearing liabilities have repriced downward faster than interest-earning assets.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2009 was $303,000 compared to $99,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level management deems appropriate. In evaluating the allowance for loan losses, management considers factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors such as unemployment and changes in general interest rates. The increase in the provision for loan losses from 2008 to 2009 was primarily due to management’s determination that a higher allowance for loan losses was needed due to the potential for higher loan charge-offs in future periods. The allowance for loan losses to total loans was 1.23 percent at June 30, 2009, and 1.00 percent at December 31 and June 30, 2008.

Noninterest Income

Noninterest income totaled $865,000 for the three months ended June 30, 2009, down $32,000, or 4 percent, from $897,000 for the same period in 2008.

Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $205,000 for the three months ended June 30, 2009, a 16 percent increase over the $177,000 of service fees and charges earned for same period in 2008.

Mortgage loan fee income was positively impacted in 2009 by low mortgage rates as well as more mortgage originators in 2009 compared to 2008, and totaled $145,000 for the three months ended June 30, 2009, a 6 percent increase over the $137,000 of mortgage loan fee income earned for 2008.

The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $162,000 for the three months ended June 30, 2009, a 34 percent decrease under the $244,000 earned in 2008. A large part of this decrease was due to a decline in fees tied to the market value of assets under management due to lower market prices in 2009 on most investments.

Fee income from accounts receivable financing totaled $181,000 for the three months ended June 30, 2009, a 2 percent decrease under the $185,000 earned in the same period in 2008.

Income earned on bank owned life insurance totaled $65,000 for the three months ended June 30, 2009, a 63 percent increase over the $40,000 earned in the same period in 2008. This increase was due to higher rates on the underlying insurance policies in 2009 as compared to 2008.

Other service charges and fees totaled $107,000 for the three months ended June 30, 2009, a 6 percent decrease under the $114,000 earned in 2008. The decline was primarily caused by lower income earned off of customer debit card transactions in 2009 as compared to 2008, as well as lower income from other bank products and services.

Noninterest Expense

Noninterest expenses were $3.1 million for the three months ended June 30, 2009 compared to $2.4 million for the prior year period. The $700,000 or 29 percent increase reflects the continuing efforts and associated expenses related to servicing existing Bank clients as well as attracting new clients, as well as other real estate expenses and writedowns of $182,000 in the three months ended June 30, 2009 that were not present in the same prior year period.

Salaries and employee benefits for the three months ended June 30, 2009 were $1.4 million reflecting a $100,000 increase when compared to the $1.3 million for the same period in 2008. Most of the increase is due to average salary increases of approximately 4% that were effective January 1, 2009 and additional personnel hired in 2009, offset by lower investment and insurance commissions to the Bank’s financial advisors and lower bonuses to managers and executives due to the generally weak economic conditions that are negatively affecting the Bank’s and the Company’s financial performance.

Occupancy expenses for the three months ended June 30, 2009 were $178,000 reflecting a $49,000 increase when compared to $129,000 for the same period in 2008. Increases in repairs and maintenance expenses associated with the Bank’s infrastructure and increases in rental expense for the new location for the Bank’s wealth management division contributed to the overall upward movement in this expense category.

Equipment expenses for the three months ended June 30, 2009 were $174,000 reflecting a $34,000 increase when compared to $140,000 for the same period in 2008. Increased depreciation expense associated with 2008 and 2009 equipment purchases contributed to the majority of the increase in this expense category.

Data and item processing expenses for the three months ended June 30, 2009 were $155,000 reflecting a $27,000 increase when compared to $128,000 for the same period in 2008. The increase in this expense was driven both by an increase in the number of products provided, such as mobile banking and merchant capture, as well as a continued increase in the number of Bank clients, which tends to influence increases in expenses such as items processing, bill payment, internet banking, and telephone banking.

Stationary and supplies for the three months ended June 30, 2009 were $53,000 reflecting a $17,000 increase when compared to $36,000 for the same period in 2008. The increase was due to increased mailings to clients and prospective clients as well as expenses associated with the opening in early July of 2009 of the Company’s new 14,000 square foot corporate center.

Other real estate owned expenses and write-downs totaled $182,000 for the three months ended June 30, 2009. There was no real estate owned or associated expenses or write-downs in 2008. The write-downs in real estate owned were due to the continuing evaluation of the net realizeable values of these types of assets that are on the Bank’s balance sheet. A general decline in local housing and real estate values during the first quarter of 2009 contributed to the write-downs. Bank management believes that the local real estate market has improved slightly since June 30, 2009, a belief supported by the sale of two other real estate owned properties in the second quarter of 2009, and one sale subsequent to June 30, 2009.

FDIC assessment expense for the three months ended June 30, 2009 was $219,000 reflecting a $157,000 increase when compared to $62,000 for the same period in 2008. The FDIC mandated a special assessment for all financial institutions in the second quarter of 2009 equivalent to 5 basis points on total assets minus tier one capital. For the Bank the special assessment amounted to $162,000. The FDIC has not determined if additional special assessments will be required of all banks in a future period.

Professional and telecommunication expenses and other expenses were relatively unchanged from 2008 to 2009, reflecting a strategy by the Bank to manage expenses due to the overall weak economic environment.

Accounts receivable financing expense, which is largely influenced by the fee income from accounts receivable financing, was relatively unchanged from 2008 to 2009.

Total other than temporary impairment losses were $105,000 for the three months ended June 30, 2009, and was a result of management’s determination that one private label mortgage-backed security was other than temporarily impaired.

Other expenses for the three months ended June 30, 2009 were $285,000 reflecting a $55,000 increase when compared to the $230,000 for the same period in 2008. Increases in appraisal fees, loan collection expense, employee training, and charge offs from deposit accounts and activity contributed to the majority of the increase between the two periods.

Income Taxes

Income tax expense was $131,000 for the three months ended June 30, 2009 and $211,000 for the same period in 2008. The decrease in income tax expense from 2008 to 2009 was primarily due to lower net income before provision for income taxes in 2008 as compared to 2009.

Comparison of Results of Operations for the Six-Month Periods Ending June 30, 2009 and 2008

Net Income

For the six months ended June 30, 2009, the Company’s net income decreased 23 percent to $342,000 compared to $445,000 for the same period in 2008. Net income available to common stockholders decreased 84 percent to $70,000 in 2009 compared to $445,000 in 2008. Net income per diluted share decreased 50 percent to $0.04 compared to $0.08 for the prior year period. Returns on average assets and average equity were 0.20 percent and 2.12 percent, respectively, for the six months ended June 30, 2009, compared to 0.32 percent and 5.08 percent for the prior year period.

The increase in net income was a result of increases in net interest income and noninterest income and a decline in income tax expense, offset by increases in the provision for loan losses, and noninterest expense. The decrease in net income available to common shareholders was a result to preferred stock dividends and accretion of discount in 2009 totalling $164,000. There were no preferred stock dividends and accretion of discount in 2008.

Net Interest Income

Net interest income was $5.5 million for the six months ended June 30, 2009 compared to $4.1 million for the prior year. The 34 percent increase in net interest income was due both to growth in average earning assets and an increase in the net interest margin in 2009 compared to 2008.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2009 was 3.30 percent compared to 3.18 percent for the prior year period. The average yield on earning assets for the six months ended June 30, 2009 was 6.21 percent compared to 6.74 percent for the prior year period, and the average cost of interest-bearing liabilities was 2.91 percent for the six months ended June 30, 2009 compared to 3.87 percent for the prior year period. The net interest margin has increased during the past year as interest-bearing liabilities have repriced downward faster than interest-earning assets.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2009 was $669,000 compared to $263,000 recorded in the prior year period. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth and composition of the loan portfolio, historical loan loss experience, individual loans that may have estimated losses, and other relevant factors such as unemployment and changes in general interest rates. The increase in the provision for loan losses from 2008 to 2009 was primarily due to management’s determination that a higher allowance for loan losses was needed due to the potential for higher loan charge-offs in future periods. The allowance for loan losses to total loans was 1.23 percent at June 30, 2009, and 1.00 percent at December 31 and June 30, 2008.

Noninterest Income

Noninterest income totaled $1.7 million for the six months ended June 30, 2009, and was relatively unchanged from the same prior year period.

Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $408,000 for the six months ended June 30, 2009, a 16 percent increase over the $353,000 of service fees and charges earned for same period in 2008.

Mortgage loan fee income was positively impacted in 2009 by low mortgage rates as well as more mortgage originators in 2009 compared to 2008, and totaled $301,000 for the six months ended June 30, 2009, a 30 percent increase over the $232,000 of mortgage loan fee income earned for 2008.

The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $336,000 for the six months ended June 30, 2009, a 25 percent decrease under the $450,000 earned in 2008. A large part of the decrease in this category was due to a decline in fees tied to the market value of assets under management due to lower market prices in 2009 on most investments.

Fee income from accounts receivable financing totaled $355,000 for the six months ended June 30, 2009, a 1 percent increase over the $352,000 earned in the same period in 2008.

Income earned on bank owned life insurance totaled $97,000 for the six months ended June 30, 2009, a 21 percent increase over the $80,000 earned in the same period in 2008. This increase was due to higher rates on the underlying insurance policies in 2009 as compared to 2008.

Other service charges and fees benefited from an increase in income earned off of customer debit card transactions, and totaled $197,000 for the six months ended June 30, 2009, a 7 percent increase over the $184,000 earned in 2008.

Noninterest Expense

Noninterest expenses were $5.9 million for the six months ended June 30, 2009 compared to $4.8 million for the prior year period. The increase of $1.1 million, or 23 percent, reflects the continuing efforts and associated expenses related to servicing existing Bank clients and attracting new clients, as well as other real estate expenses and writedowns of $302,000 in the six months ended June 30, 2009 that were not present in the same prior year period.

Salaries and employee benefits for the six months ended June 30, 2009 were $2.8 million reflecting a $300,000 increase when compared to the $2.5 million for the same period in 2008. Most of the increase is due to average salary increases of approximately 4% that were effective January 1, 2009 and additional personnel hired in 2009, offset by lower investment and insurance commissions to the Bank’s financial advisors and lower bonuses to managers and executives due to the generally weak economic conditions that are negatively affecting the Bank’s and Company’s financial performance.

Occupancy expenses for the six months ended June 30, 2009 were $365,000 reflecting a $102,000 increase when compared to $263,000 for the same period in 2008. Increases in repairs and maintenance expenses associated with the Bank’s infrastructure and increases in rental expense for the new location for the Bank’s wealth management division contributed to the overall upward movement in this expense category. Lastly, the Bank had five months of occupancy expenses in 2008 compared to six months of expenses in 2009 related to the Bank’s fifth banking office, which opened on January 31, 2008.

Equipment expenses for the six months ended June 30, 2009 were $344,000 reflecting a $64,000 increase when compared to $280,000 for the same period in 2008. Increased depreciation expense associated with 2008 and 2009 equipment purchases contributed to the majority of the increase in this expense category.

Data and item processing expenses for the six months ended June 30, 2009 were $300,000 reflecting a $88,000 increase when compared to $212,000 for the same period in 2008. The increase in this expense was driven both by an increase in the number of products such as mobile banking and merchant capture as well as a continued increase in the number of bank clients, which tends to influence increases in expenses such as items processing, bill payment, internet banking, and telephone banking.

Stationary and supplies for the six months ended June 30, 2009 were $108,000 reflecting a $10,000 increase when compared to $98,000 for the same period in 2008. The increase was due to increased mailings to clients and prospective clients as well as expenses associated with the opening in early July of 2009 of the Company’s new 14,000 square foot corporate center.

Other real estate owned expenses and write-downs totaled $302,000 for the six months ended June 30, 2009. There was no real estate owned or associated expenses or write-downs in 2008. The write-downs in real estate owned were due to the continuing evaluation of the net realizeable values of these types of assets that are on the Bank’s balance sheet. A general decline in local housing and real estate values during the first quarter of 2009 contributed to the write-downs. Bank management believes that the local real estate market has improved slightly since June 30, 2009, a belief supported by the sale of two other real estate owned properties in the second quarter of 2009 and one sale subsequent to June 30, 2009.

FDIC assessment expense for the six months ended June 30, 2009 was $292,000 reflecting a $180,000 increase when compared to $112,000 for the same period in 2008. The FDIC mandated a special assessment for all financial institutions in the second quarter of 2009 equivalent to 5 basis points on total assets minus tier one capital. For the Bank the special assessment amounted to $162,000. The FDIC has not determined if additional special assessments will be required of all banks in a future period.

Professional and telecommunication expenses and other expenses were relatively unchanged from 2008 to 2009, reflecting a strategy by the Bank to manage expenses due to the overall weak economic environment.

Accounts receivable financing expense, which is influenced by the fee income from accounts receivable financing, decreased $36,000 to $109,000 for the six months ended June 30, 2009, compared to $145,000 for the same period in 2008. This expense represents the amount paid by the Bank to the vendor that provides the servicing of the accounts receivable program. For the most part, the expense represents a participation, expressed as a percentage of revenue, in the Bank’s income from financing the receivable, and can vary anywhere from 25 to 35 percent. However, in the prior year this expense was higher due to the cost of acquiring several new customers from an area bank that was exiting the accounts receivable financing business.

Total other than temporary impairment losses were $105,000 for the six months ended June 30, 2009, and was a result of management’s determination that one private label mortgage-backed security was other than temporarily impaired.

Other expenses for the six months ended June 30, 2009 were $516,000 reflecting a $70,000 increase when compared to $446,000 for the same period in 2008. Increases in appraisal fees, loan collection expense, employee training, and charge offs from deposit accounts and activity contributed to the majority of the increase between the two periods.

Income Taxes

Income tax expense was $185,000 for the six months ended June 30, 2009 and $247,000 for the same period in 2008. The decrease in income tax expense from 2008 to 2009 was primarily due to lower net income before provision for income taxes in 2008 as compared to 2009.

Analysis of Financial Condition from December 31, 2008 to June 30, 2009

Total assets increased to $350.1 million at June 30, 2009, or 9 percent, from $320.7 million at December 31, 2008. The primary contributors to the growth between the two periods were increases in cash and due from banks, available-for-sale securities, loans receivable, and property and equipment of $8.7 million, $19.6 million, $1.0 million, and $2.0 million, respectively.

Cash and Due from Banks

Cash and due from banks totaled $12.7 million at June 30, 2009, up $8.7 million, or 219 percent, from $4.0 million at December 31, 2008. The large increase was due to the inability of the Bank’s primary correspondent bank to place Federal Funds sold with other banks. On Friday, May 1, 2009, Silverton Bank, National Association (“Silverton”), Atlanta, Georgia, the Bank’s primary correspondent bank, was closed by the Office of the Comptroller of the Currency (OCC). Subsequently, the FDIC was named receiver.

Silverton Bridge Bank, N.A. has been chartered as a new national bank by the OCC and controlled by the FDIC in accordance with section 11(n) of the Federal Deposit Insurance Act. A bridge bank allows a failed bank to be liquidated in an orderly fashion.

Subsequent to June 30, 2009, the Bank moved its primary correspondent banking relationship to the Federal Reserve Bank of Richmond. The Bank did not suffer any losses as a result of the failure of Silverton.

Federal Funds Sold

Due to the lack of a Federal Funds program offering by the Bank’s correspondent bank, Federal Funds sold declined $3.3 million from December 31, 2008 to June 30, 2009.

Investment Securities

The Company’s portfolios of investment securities, which are classified as either available-for-sale or held-to-maturity, consist of government-sponsored enterprise, government-sponsored enterprises guaranteed mortgage-backed securities, and mortgage backed securities not guaranteed by government-sponsored enterprises.

Available-for-sale securities totaled $55.2 million at June 30, 2009, up $19.6 million, or 55 percent, from $35.6 million at December 31, 2008. Funds from deposit growth were used to purchase during 2009 Small Business Administration (“SBA”) government guaranteed securities and mortgage backed securities not guaranteed by government-sponsored enterprises, offset by repayments on existing available-for-sale securities.

Held-to-maturity securities totaled $11.5 million at June 30, 2009, down $1.7 million, or 12.9 percent, from $13.2 million at December 31, 2008. The decrease was due to repayments on existing held-to-maturity securities.

Loans Receivable

The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small- and medium-sized businesses, real estate loans, and consumer loans.

Net loans receivable totaled $244.0 million at June 30, 2009, up $1.0 million, from $243.0 million at December 31, 2008. The increase in loans is a result of the Bank’s continuing expansion in the Triad. Although the number of loan opportunities that meet the Bank’s underwriting standards has declined, there are some opportunities with existing and new clients of the Bank.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses totaled $3.0 million at June 30, 2009, up $584,000, or 23 percent, from $2.5 million at December 31, 2008.

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

Nonperforming assets to period-end loans decreased from 1.09% at December 31, 2008 to 1.06% at June 30, 2009, and these nonperforming assets, which include loans greater than ninety days past due, decreased from $2.7 million at December 31, 2008 to $2.3 million at June 30, 2009. Management has performed a detailed review of the value of both the collateral securing the nonperforming loans and other real estate owned that comprise total nonperforming assets. This review occurred subsequent to June 30, 2009, and this valuation was the primary factor in the increase in the allowance for loan losses from 1.00% at December 31, 2008 to 1.23% at June 30, 2009. In management’s opinion, the nonperforming assets that were added to total nonperforming assets in the first and second quarters of 2009 were not impaired during the fourth quarter of 2008. Substantially all of the increase in nonperforming assets between the two periods is comprised of loans secured by, or assets owned by the Bank that are either residential lots or residences.

Deposits

Deposits totaled $298.4 million at June 30, 2009, up $27.8 million, or 10 percent, from $270.6 million at December 31, 2008. The increase in noninterest-bearing deposits was due to a Company wide focus on gathering noninterest-bearing deposits, particularly deposits held by business and non-profit entities, as well as the Company’s continued expansion into Greensboro, North Carolina. The Bank also believes that some portion of this increase can be attributed to the negative perception of larger financial institutions that has persisted since the current economic slowdown began.

Borrowings

Borrowings, which consist of short and long-term debt, and junior subordinated notes related to trust preferred securities, totaled $23.2 million at June 30, 2009, down $7.0 million, or 23 percent, from $30.2 million at December 31, 2008. The increase in deposits noted above provided the Bank with additional liquidity to repay a FHLB of Atlanta advance of $7.0 million at maturity.

Property and equipment, net

Property and equipment, net totaled $10.9 million at June 30, 2009, up approximately $2.0 million or 22%, from $8.9 million at December 30, 2008. The increase is due to the construction of the Company’s new corporate headquarters, which was completed in July of 2009.

Stockholders’ Equity

Stockholders’ equity totaled $27.0 million at June 30, 2009, up approximately $8.8 million, or 48.6 percent, from $18.2 million at December 31, 2008. The majority of the increase was due to the issuance of $7.7 million in preferred stock and warrants to the U.S. Treasury as part of its Capital Purchase Program, as well as an increase in accumulated other comprehensive income of $916,000 from December 31, 2008 to June 30, 2009. Net income of $342,000 for the six months ended June 30, 2009 also contributed to the increase, with the remaining decrease due to preferred stock dividends of $112,000 during the six-month period ended June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

Item 4T.	Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness. The material weakness related to our early adoption of SFAS 159 on April 30, 2007. We had previously reported our 2007 financial results in our 2007 Form 10-KSB, which included early adoption of SFAS 159 for our investment portfolio. In 2008, based on an SEC comment letter and further evaluation by management of the Company, we amended our 2007 financial results in our 2008 Form 10-K and reversed our early adoption of SFAS 159. On June 8, 2009, the SEC notified the Company that it had completed its review of the Company’s 2008 Form 10-K and had no further comments at that time.

The material weakness resulted in the restatement of the previously reported financial statements and other related financial disclosures. The Company has implemented new procedures to mitigate the risk of ineffective disclosure controls and procedures related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with our external auditors and legal counsel and other experts, including consultation with the SEC, if necessary.

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

The Company has implemented new procedures to mitigate the risk of ineffective internal controls over financial reporting related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with our external auditors and legal counsel and other experts, including consultation with the SEC, if necessary. The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, other than noted above, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

On June 11, 2009, the Company held an annual meeting of shareholders for the purposes listed below.

1.	Election of three directors for three-year terms;

2.	Ratification of appointment of Elliott Davis, PLLC as independent auditor for the fiscal year ending December 31, 2009;

3.	To transact such other business as may have properly come before the meeting or any adjournments thereof.

The results of the voting are set forth below:

1.	Election of Directors:

Name	For	Against	Withheld
Ronald O. Black	1,314,101	—	10,464
Francis R. Disney	1,310,841	—	13,724
James W. Hall	1,311,896	—	12,669

2.	Ratification of appointment of Elliott Davis, PLLC as independent auditor for the fiscal year ending December 31, 2009:

For	Against	Abstain
1,315,837	4,930	3,797

3.	Non-binding “say on pay” resolution regarding our executive compensation policies and practices.

For	Against	Abstain
1,240,674	43,501	40,388

4.	Other matters:

No other matters came before the meeting.

The following directors are continuing in office: Douglas G. Boike, Lynda J. Anderson, Billy R. Kanoy, Stephen S. Neal, Ronald O. Black, Francis R. Disney, James W. Hall, Herbert M. Cole, Craig S. Fleming, John S. Olmsted, and Manuel L. Perkins.

ITEM 6.	EXHIBITS

15(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(ii)	Articles of Amendment and Exhibits 4.2 and 4.3, incorporated herein by reference, to Exhibit 4.1 to the Form 8-k filed with the SEC on February 2, 2009.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

	Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2008 Semi-Annual Incentive Plan, incorporated herein by reference to Exhibit 10(xvi) to the Form 10-K filed with the SEC on March 31, 2009.

Exhibit (10)(xvi)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31.1)	Certification of Ronald O. Black. (filed herewith)

Exhibit (31.2)	Certification of Thomas W. Wayne. (filed herewith)

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350. (filed herewith)

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: August 14, 2009	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 14, 2009	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)