Form 10-Q
period 2009-09-30
Oak Ridge Financial Services, Inc.
filed 2009-11-13
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2009, was as follows:

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

Item 1.	Financial Statements

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Dollars in thousands)

	2009 (Unaudited)	2008 (Audited)

Assets

Cash and due from banks	$3,276	$3,988
Interest-bearing deposits with banks	3,655	2,314

Total cash and cash equivalents	6,931	6,302
Federal funds sold	—	3,282
Securities available-for-sale	55,028	35,594
Securities held-to-maturity (fair values of $9,924 and $12,781 in 2009 and 2008, respectively)	10,830	13,155
Federal Home Loan Bank Stock, at cost	1,342	1,462
Loans, net of allowance for loan losses of $3,315 in 2009 and $2,450 in 2008	246,384	243,031
Property and equipment, net	10,892	8,926
Foreclosed assets	1,295	1,508
Accrued interest receivable	1,526	1,297
Bank owned life insurance	4,579	4,431
Other assets	875	1,684

Total assets	$339,682	$320,672

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$20,469	$18,181
Interest-bearing	264,644	252,423

Total deposits	285,113	270,604

Short-term debt	2,000	7,000
Long-term debt	15,000	15,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	408	502
Other liabilities	1,255	1,123

Total liabilities	312,024	302,477

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A	7,059	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2009 and 2008	15,831	15,831
Warrants	811	—
Retained earnings	2,582	2,470
Accumulated other comprehensive income (loss)	1,375	(106)

Total stockholders’ equity	27,658	18,195

Total liabilities and stockholders’ equity	$339,682	$320,672

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans and fees on loans	$3,825	$3,920	$11,447	$11,793
Federal funds sold	—	27	1	136
Interest on deposits in banks	16	27	44	98
Federal Home Loan Bank stock dividends	3	10	3	48
Taxable investment securities	1,130	473	3,219	1,283

Total interest and dividend income	4,974	4,457	14,714	13,358

Interest expense
Deposits	1,637	1,930	5,598	6,146
Federal Funds purchased	—	2	—	2
Short-term and long-term debt	122	249	422	799

Total interest expense	1,759	2,181	6,020	6,947

Net interest income	3,215	2,276	8,694	6,411

Provision for loan losses	877	74	1,546	337

Net interest income after provision for loan losses	2,338	2,202	7,148	6,074

Noninterest income
Service charges on deposit accounts	237	222	645	575
Mortgage loan origination fees	102	98	403	330
Investment and insurance commissions	159	237	495	687
Fee income from accounts receivable financing	186	209	541	561
Income earned on bank owned life insurance	51	41	148	121
Other service charges and fees	115	91	312	275

Total noninterest income	850	898	2,544	2,549

Noninterest expense
Salaries and employee benefits	1,474	1,339	4,258	3,885
Occupancy expense	209	171	574	434
Equipment expense	216	158	560	438
Data and item processing	162	122	462	334
Professional and advertising	350	259	964	850
Stationary and supplies	52	48	188	192
Other real estate expenses and write-downs	12	—	314	—
Telecommunications expense	77	55	218	194
FDIC Assessment	110	67	402	179
Accounts receivable financing expense	56	66	165	210
Total other-than-temporary impairment loss	21	—	126	—
Other expense	240	216	726	616

Total noninterest expense	2,979	2,501	8,957	7,332

Income before income taxes	209	599	735	1,291
Income tax expense	50	224	234	471

Net income	159	375	501	820

Preferred stock dividends	98	—	259	—
Accretion of discount	68	—	178	—

Income (loss) available to common stockholders	$(7)	$375	$64	$820

Basic earnings per weighted average common share	$0.00	$0.21	$0.04	$0.46

Diluted earnings per weighted average common share	$0.00	$0.21	$0.04	$0.45

Basic weighted average common shares outstanding	1,791,474	1,791,474	1,791,474	1,791,474

Diluted weighted average common shares outstanding	1,791,474	1,791,474	1,791,474	1,809,404

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

Nine months ended September 30, 2009 and 2008 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number	Amount
Balance December 31, 2007	$—	1,791,474	$15,831	$—	$1,590	$263		$17,684
Unrealized loss, net of income tax benefit of $29						(51)	$(51)	(51)
Net income					820		820	820

Total comprehensive income							$769
Cumulative effect of a change in accounting principle					(259)			(259)

Balance September 30, 2008	$—	1,791,474	$15,831	$—	$2,151	$212		$18,194

Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Unrealized loss, net of income tax expense of $693						1,481	$1,481	1,481
Net income					501		501	501

Total comprehensive income							$1,982
Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,888							6,888
Preferred stock dividends					(209)			(209)
Issuance of common stock warrant in connection with Capital Purchase Program				812				812
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock accretion	178				(178)			—

Balance September 30, 2009	$7,057	1,791,474	$15,831	$811	$2,584	$1,375		$27,658

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	2009	2008
Cash flows from operating activities
Net income	$501	$820
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	583	455
Provision for loan losses	1,546	337
Impairment on held-to-maturity security	125	—
Income earned on bank owned life insurance	(148)	(121)
Deferred income tax benefit	(58)	(63)
Loss from sale of foreclosed assets	7	—
Income taxes payable	(70)	(479)
Net (accretion) amortization of discounts and premiums on securities	(692)	(160)
Changes in assets and liabilities:
Accrued interest receivable	(229)	(82)
Other assets	809	(219)
Accrued interest payable	(94)	(55)
Other liabilities	202	161

Net cash provided by operating activities	2,482	594

Cash flows from investing activities
Net decrease in federal funds sold	3,282	458
Activity in available-for-sale securities:
Purchases	(25,996)	(16,861)
Sales	—	—
Maturities and repayments	9,564	5,175
Activity in held-to-maturity securities:
Purchases	—	(14,370)
Maturities and repayments	2,300	877
Redemptions (purchases) of Federal Home Loan Bank stock	120	(368)
Net increase in loans	(5,586)	(25,873)
Purchases of property and equipment	(2,549)	(1,957)
Proceeds from sale of other real estate owned	11	—

Net cash used in investing activities	(18,854)	(52,919)

Cash flows from financing activities
Net increase in deposits	14,509	41,125
Proceeds from issuance of preferred stock and warrant	7,700	—
Proceeds from issuance of debt	2,000	13,000
Repayment of borrowings	(7,000)	(7,000)
Dividends paid on preferred stock	(208)	—

Net cash provided by financing activities	17,001	47,125

Net increase (decrease) in cash and cash equivalents	629	(5,200)
Cash and cash equivalents, beginning	6,302	10,108

Cash and cash equivalents, ending	$6,931	$4,908

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	2009	2008
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$6,113	$7,002

Taxes	$154	$885

Non-cash investing and financing activities
Other real estate acquired in settlement of loans	$806	$92

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

The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Connecticut, of which all common securities are owned by the Company. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 810, Consolidation, Oak Ridge Financial Statutory Trust I is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the Trust are included in other assets.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”). This quarterly report should be read in conjunction with the Annual Report.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

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

Stock options outstanding of 347,483 shares and the warrant issued to the U.S. Treasury Department covering 159,830 shares were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company’s exercise price for the respective periods ending September 30, 2009. For the nine-months ended September 30, 2008, 17,930 potential common shares were included in the computation of diluted earnings per share.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale
Government-sponsored enterprise securities	$2,891	$186	$—	$3,077
FNMA mortgage-backed securities	9,918	620	—	10,538
Private label mortgage-backed securities	29,505	1,349	(61)	30,793
SBIC or SBA debentures	9,976	156	(12)	10,120
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$52,790	$2,311	$(73)	$55,028

Held-to-Maturity
Private label mortgage-backed securities	10,830	16	(922)	9,924

Total securities held-to-maturity	$10,830	$16	$(922)	$9,924

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 3. Securities, continued

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale
Government-sponsored enterprise securities	$2,045	$108	$—	$2,153
FNMA mortgage-backed securities	10,903	544	—	11,447
Private label mortgage-backed securities	22,319	77	(902)	21,494
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$35,767	$729	$(902)	$35,594

Held-to-Maturity
Private label mortgage-backed securities	13,155	26	(400)	12,781

Total securities held-to-maturity	$13,155	$26	$(400)	$12,781

The Bank had $1,342,000 and $1,462,000 at September 30, 2009 and December 31, 2008, respectively, of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), which is carried at cost. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB.

Investment securities with amortized costs of $10,247,000 and $6,801,000 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

There were no gross realized gains and losses for the nine or three months ended September 30, 2009 or 2008.

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at September 30, 2009 and December 31, 2008. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2009
Available-for-sale
Private label mortgage-backed securities	$2,904	$61	$—	$—	$2,904	$61
SBIC or SBA debentures	1,787	13	—	—	1,787	13

Total temporarily impaired securities	$4,691	$73	$—	$—	$4,691	$73

Held-to-maturity
Private label mortgage-backed securities	$3,081	$472	$5,364	$450	$8,445	$922

Total temporarily impaired securities	$3,081	$472	$5,364	$450	$8,445	$922

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 3. Securities, continued

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008
Available-for-sale
Private label mortgage-backed securities	$17,793	$902	$—	$—	$17,793	$902

Total temporarily impaired securities	$17,793	$902	$—	$—	$17,793	$902

Held-to-maturity
Private label mortgage-backed securities	$10,727	$400	$—	$—	$10,727	$400

Total temporarily impaired securities	$10,727	$400	$—	$—	$10,727	$400

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

There were no debt securities that had been in a continuous unrealized loss position for more than twelve months at September 30, 2009. In analyzing an issuer’s or a securities financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities’ until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary, with the exception of one held-to-maturity security where, at the present time, the collection of all principal is not likely. As a result, the Company recognized impairment losses of $25,000 and $126,000 for the three and nine months, respectively, ended September 30, 2009 that are reflected in the Consolidated Statements of Operations.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at September 30, 2009 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	987	1,085	—	—
Due after five years through ten years	16,203	16,821	—	—
Due after ten years	35,600	37,122	10,830	9,924

	$52,790	$55,028	$10,830	$9,924

Note 4. Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP. The notes to the audited financial statements included in the Annual Report contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 4. Critical Accounting Policies, continued

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

Note 5. Stock-based Compensation

The Company has adopted both the Employee Stock Option Plan (“Incentive Plan”) and the Director Stock Option Plan (“Nonstatutory Plan”), and together with the Incentive Plan, each a “Plan” and collectively the “Plan”. Under each Plan up to 178,937 shares may be issued for a total of 357,874 shares. Options granted under both Plans expire no more than 10 years from date of grant. The option exercise price under both Plans shall be set by a committee of the Board of Directors (the “Committee”) at the date of the grant, but shall not be less than 100 percent of fair market value at the date of the grant. Options granted under either Plan vest according to the terms of each particular grant.

Activity under the Plans during the nine months ended September 30, 2009 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2008	6,163	170,674	3	178,934
Forfeited	2,125	(2,125)	—	—

Balance, September 30, 2009	8,288	168,549	3	178,934

There were no options exercised during the nine months ended September 30, 2009 and 2008.

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

There were no options granted in the nine months ended September 30, 2009.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 5. Stock-based Compensation, continued

Information regarding the stock options outstanding at September 30, 2009 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,513	1.58 Years	$8.80	$—
$10.00-10.39	139,668	4.92 Years	$10.00	—
$10.40-11.20	106,302	4.76 Years	$10.70	—

	347,483	3.89 Years	$9.86	$—

The weighted average exercise price for options outstanding at September 30, 2009 was $9.86. No compensation expense was recognized during the first nine months of 2008 and 2009 as all outstanding stock options had vested.

Note 6. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

The “Trust” was created by the Company on September 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities that mature on September 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after September 17, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on September 17, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after September 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

Note 7. Fair Value of Financial Instruments

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Beginning with the year ended December 31, 2008, fair value estimates are determined in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC (ASC 820), formerly SFAS 157. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

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

FHLB: The carrying amounts for FHLB Stock approximate fair value.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 7. Fair Value of Financial Instruments, continued

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,931	$6,931	$6,302	$6,302
Federal funds sold	—	—	3,282	3,282
Securities, available-for-sale	55,028	55,028	35,594	35,594
Securities, held-to-maturity	10,830	9,924	13,155	12,781
Federal Home Loan Bank stock	1,342	1,342	1,462	1,462
Net loans	246,384	261,673	243,031	266,338
Bank owned life insurance	4,528	4,528	4,431	4,431

Financial liabilities:

Deposits	$285,113	$285,137	$270,604	$271,699
Short-term borrowings	2,000	2,000	7,000	7,000
Junior subordinated notes relating to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	15,000	14,521	15,000	15,000

Fair Value Hierarchy

Under ASC 820 (formerly SFAS 157), the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 7. Fair Value of Financial Instruments, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC (ASC 210), formerly SFAS 114. The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$55,028	$—	$54,528	$500
Total assets at fair value	$55,028	$—	$54,528	$500
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$35,594	$4,113	$30,981	$500
Total assets at fair value	$35,594	$4,113	$30,981	$500
Total liabilities at fair value	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 7. Fair Value of Financial Instruments, continued

Assets and liabilities recorded at fair value on a nonrecurring basis as of September 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with ASC 310	$3,591	$—	$—	$3,591
Real estate and repossessions acquired in settlement of loans	1,295	—	—	1,295
Total assets at fair value	$4,886	$—	$—	$4,886
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with ASC 310	$2,932	$—	$—	$2,932
Real estate and repossessions acquired in settlement of loans	1,508	—	—	1,508
Total assets at fair value	$4,440	$—	$—	$4,440
Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009.

Total Fair Value Measurements

Balance, December 31, 2008	$500
Total gains or losses (realized/unrealized):

Included in earnings	—
Included in other comprehensive loss	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, September 30, 2009	$500

There were no unrealized net gains included in net income related to assets held as of September 30, 2009.

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

Note 9. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 9. Recent Accounting Pronouncements, continued

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 9. Recent Accounting Pronouncements, continued

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are a commercial bank holding company, incorporated in 2006. The accompanying consolidated financial statements include the accounts and transactions of Oak Ridge Financial Services, Inc. and its wholly owned subsidiary, Bank of Oak Ridge. All significant intercompany transactions and balances are eliminated in consolidation.

Bank of Oak Ridge (the “Bank”) was incorporated and began banking operations in 2000. The Bank is engaged in commercial banking predominantly in Guilford and Forsyth Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Guilford and Forsyth Counties.

Executive Summary

In the first nine months of 2009, with the growing impact of an economic slowdown, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Managing Credit Quality

Senior management continues to work closely with credit administration and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. If the economic slowdown continues, we will most likely to continue to experience a rise in non-performing assets as we address each situation on a case-by-case basis. When faced with possible loss situations, management may determine it is in the shareholders’ best long-term interest to work with the borrower or oversee a viable project through to completion.

Despite North Carolina’s resiliency during the current real estate downturn, we do anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in our state. Through our Community Investment Loan Program we have been able to move approximately 7 out of 20 jumbo homes and 4 out of 18 conforming homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by our bank to qualified borrowers. We have extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at http://www.bankofoakridge.com/112318.html.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the nine months ended September 30, 2009, we reduced our borrowings with the FHLB from $22 million to $17 million by increasing noninterest and interest bearing deposits by approximately $14.5 million. This has increased our availability at the FHLB, and is available to meet certain unforeseen liquidity demands that may arise. We currently have securities with a market value of $4.2 million pledged to the FHLB, and have unpledged securities held in safekeeping at the FHLB with a market value of $55.3 million that could be pledged if needed. The Bank also has unused Federal Funds purchased lines of approximately $5.7 million with two correspondent banks. In addition, management has plans to continue to build off-balance sheet sources of liquidity. In the fourth quarter of 2009, the Bank intends to pledge commercial loans that qualify as loan collateral through the Federal Reserve Discount Window.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 participation in the United States Treasury’s Capital Purchase Program (“CPP”) in the fourth quarter of 2008. Of the total $7.7 million CPP funds received, $1.1 million of the CPP funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $6.6 million, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 10.94% and 10.50% at September 30, 2009 and December 31, 2008, respectively, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.6 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ration would be 13.29% and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, with significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements.

Improving Operational Earnings

Pretax, pre-loan loss provision, post-CPP dividend payment, earnings were $1.2 million for the third quarter of 2009, compared to $673,000 for the third quarter of 2008, an increase of approximately $511,000. Pretax, pre-loan loss provision, post-CPP dividend payment, earnings were $2.5 million for the first nine months of 2009, compared to $1.6 million for the first nine months of 2008, an increase of approximately $912,000.

During the fourth quarter of 2008, in anticipation of receiving the CPP funds, management began implementing a strategy to deploy these funds into private label mortgage-backed and government agency securities, well before mortgage rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the U.S. Treasury, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $13.1 in private label mortgage-backed securities and government agency securities in the fourth quarter of 2008, and an additional $24.8 million of SBIC debentures, SBA debentures and private label mortgage-backed securities during the first six months of 2009. Although one private label security was determined to be impaired by management and resulted in a $126,000 write-down during the nine months ended September 30, 2009, the investment purchase strategy by management has resulted in an effective deployment of part of the CPP funds, and has positively offset the Company’s CPP dividends and loan loss provisions in 2009.

Comparison of Results of Operations for the Three-Month Periods Ending September 30, 2009 and 2008

Net Income

For the three months ended September 30, 2009, the Company’s net income decreased 58 percent to $159,000 compared to $375,000 for the same period in 2008. Net income available to common stockholders decreased to a loss of $7,000 in 2009 compared to income of $375,000 in 2008. The Company recorded net income per diluted share of $0.00 compared to $0.21 for the prior year period. Returns on average assets and average equity were 0.22 percent and 1.20 percent, respectively, for the three months ended September 30, 2009, compared to 0.51 percent and 8.48 percent for the three months ended September 30, 2008.

The decrease in net income was a result of increases in net interest income and a decline in income tax expense, offset by declines in noninterest income, and increases in the provision for loan losses, and noninterest expense. The decrease in net income available to common stockholders was a result of preferred stock dividends and accretion of discount during the three months ended September 30, 2009 of $166,000. There were no preferred stock dividends and accretion of discount in 2008.

Net Interest Income

Net interest income was $3.2 million for the three months ended September 30, 2009 compared to $2.3 million for the prior year. The 39 percent increase in net interest income was due both to growth in average earning assets and an increase in the net interest margin in 2009 compared to 2008.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three months ended September 30, 2009 was 3.95 percent compared to 3.27 percent for the prior year period. The average yield on earning assets for the three months ended September 30, 2009 was 6.02 percent compared to 6.52 percent for the prior year period, and the average cost of interest-bearing liabilities was 2.34 percent for the three months ended September 30, 2009 compared to 3.34 percent for the prior year period. The net interest margin has increased during the past year as interest-bearing liabilities have repriced downward faster than interest-earning assets.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2009 was $877,000 compared to $74,000 recorded in the prior year period. The Bank had net charge-offs of $596,000 thousand for the quarter ended September 30, 2009 compared to net charge-offs of $36,000 during the third quarter of 2008. Net charge-offs increased mainly due to the Bank writing-down several large collateral dependent loans in addition to several loans that were deemed uncollectible and charged off. A large portion of these loans had previously been identified and reserved for in the allowance for loan loss earlier in 2009. Declining economic conditions resulted in an increased number of impaired collateral dependant loans. As a result the bank has been very proactive in recognizing the losses associated with these loans.

We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income totaled $850,000 for the three months ended September 30, 2009, down $48,000, or 5 percent, from $898,000 for the same period in 2008.

Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $237,000 for the three months ended September 30, 2009, a 7 percent increase over the $222,000 of service fees and charges earned for the same period in 2008.

Mortgage loan fee income in the third quarter of 2009 was negatively impacted by the failure of a mortgage correspondent lender used by the Bank, and was only up slightly despite a favorable low interest rate and more mortgage originators than in the prior year. The Bank moved quickly to secure new correspondent lending sources, but still lost potential mortgage income due to the transition. Mortgage loan fee income totaled $102,000 for the three months ended September 30, 2009, a 4 percent increase over the $98,000 of mortgage loan fee income earned for 2008.

The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $159,000 for the three months ended September 30, 2009, a 33 percent decrease from the $237,000 earned in 2008. A large part of this decrease was due to a decline in fees tied to the market value of assets under management due to lower market prices in 2009 on most investments.

Fee income from accounts receivable financing totaled $186,000 for the three months ended September 30, 2009, an 11 percent decrease from the $209,000 earned in the same period in 2008. Fee income in this line of business was negatively impacted by lower client receivable balances in 2009 compared to 2008 due to the weak economic conditions.

Income earned on bank owned life insurance totaled $51,000 for the three months ended September 30, 2009, a 24 percent increase over the $41,000 earned in the same period in 2008. This increase was due to higher rates on the underlying insurance policies in 2009 as compared to 2008.

Other service charges and fees totaled $115,000 for the three months ended September 30, 2009, 27 percent over the $91,000 earned in 2008. The decline was primarily caused by higher income earned off of customer debit card transactions in 2009 as compared to 2008.

Noninterest Expense

Noninterest expenses were $3.0 million for the three months ended September 30, 2009 compared to $2.5 million for the prior year period. The $500,000 or 20 percent increase is largely due to the completion and occupancy of the Company’s new corporate center in the third quarter of 2009 as well as expenses of the Bank’s wealth management division new facilities that were completed and occupied in the fourth quarter of 2008 and are not reflected in the prior year expenses. Increases in data and items processing, professional and advertising, telecommunication, FDIC assessments, and other noninterest expenses accounted for the majority of the remaining increase.

Salaries and employee benefits for the three months ended September 30, 2009 were $1.5 million reflecting an approximate $200,000 increase when compared to the $1.3 million for the same period in 2008. Most of the increase is due to average salary increases of approximately 4% that were effective January 1, 2009 and additional personnel hired in 2009, offset by lower investment and insurance commissions to the Bank’s financial advisors and lower bonuses to managers and executives due to the generally weak economic conditions that are negatively affecting the Company’s financial performance.

Occupancy expenses for the three months ended September 30, 2009 were $209,000 reflecting a $38,000 increase when compared to $171,000 for the same period in 2008. Increases in depreciation and other expenses related to the completion and occupancy of the Company’s new corporate center and increases in rental expense for the new location for the Bank’s wealth management division contributed to the overall upward movement in this expense category.

Equipment expenses for the three months ended September 30, 2009 were $216,000 reflecting a $58,000 increase when compared to $158,000 for the same period in 2008. Increased depreciation expense associated with equipment purchases for the Company’s new corporate center, the Bank’s wealth management division, and computers, servers and software contributed to the majority of the increase in this expense category.

Data and item processing expenses for the three months ended September 30, 2009 were $162,000 reflecting a $40,000 increase when compared to $122,000 for the same period in 2008. The increase in this expense was driven both by an increase in the number of products provided, such as mobile banking and merchant capture, as well as a continued increase in the number of Bank clients, which tends to influence increases in expenses such as items processing, bill payment, internet banking, and telephone banking.

Professional and advertising expenses for the three months ended September 30, 2009 were $350,000 reflecting a $91,000 increase when compared to $259,000 for the same period in 2008. The overall increases were due to higher legal, audit and accounting, consulting, and marketing and advertising expenses in 2009 as compared to 2008.

Stationary and supplies for the three months ended September 30, 2009 were $52,000 reflecting a $4,000 increase when compared to $48,000 for the same period in 2008. The increase was due to increased mailings to clients and prospective clients as well as expenses associated with the opening in early July of 2009 of the Company’s new 14,000 square foot corporate center.

Other real estate owned expenses and write-downs totaled $12,000 for the three months ended September 30, 2009. There was no real estate owned or associated expenses or write-downs in 2008. There were no write-downs of other real estate during the three months ended September 30, 2009, in contrast to the significant write-downs taken during the first three months of 2009. Bank management believes that the local real estate market has improved slightly in 2009, a belief which is based on the sale of two other real estate owned properties in the second quarter of 2009, and one sale during the three months ended September 30, 2009.

FDIC assessment expense for the three months ended September 30, 2009 was $110,000 reflecting a $43,000 increase when compared to $67,000 for the same period in 2008. The FDIC is considering a prepaid assessment that would be payable December 31, 2009, and used as a credit against future premium assessments. The Company expects that prepaid assessment, if approved, will amount to approximately $1.7 million.

Accounts receivable financing expense, which is largely influenced by the fee income from accounts receivable financing, was $56,000 reflecting a $10,000 decrease when compared to $66,000 for the same period in 2008. Expenses in this line of business were positively impacted by lower client receivable balances in 2009 compared to 2008 due to the weak economic conditions.

Total other than temporary impairment losses were $21,000 for the three months ended September 30, 2009, and were the result of management’s determination that one private label mortgage-backed security was other than temporarily impaired.

Other expenses for the three months ended September 30, 2009 were $239,000 reflecting a $25,000 increase when compared to the $214,000 for the same period in 2008. Increases in loan collection expenses, dues and memberships, education and training, and taxes other than income taxes, were offset by declines in filing and recording fees and insurance expenses.

Income Taxes

Income tax expense was $50,000 for the three months ended September 30, 2009 and $224,000 for the same period in 2008. The decrease in income tax expense from 2008 to 2009 was primarily due to higher net income before provision for income taxes in 2008 as compared to 2009.

Comparison of Results of Operations for the Nine-Month Periods Ending September 30, 2009 and 2008

Net Income

For the nine months ended September 30, 2009, the Company’s net income decreased 39 percent to $501,000 compared to $820,000 for the same period in 2008. Net income available to common stockholders decreased 92 percent to $64,000 in 2009 compared to $820,000 in 2008. Net income per diluted share decreased 91 percent to $0.04 compared to $0.45 for the prior year period. Returns on average assets and average equity were 0.19 percent and 1.89 percent, respectively, for the nine months ended September 30, 2009, compared to 0.38 percent and 6.21 percent for the prior year period.

The decrease in net income was a result of an increase in net interest income and a decline in income tax expense, offset by a decline in noninterest income and increases in the provision for loan losses, and noninterest expense. The decrease in net income available to common shareholders was a result of preferred stock dividends and accretion of discount in 2009 totaling $437,000. There were no preferred stock dividends and accretion of discount in 2008.

Net Interest Income

Net interest income was $8.7 million for the nine months ended September 30, 2009 compared to $6.4 million for the prior year. The 36 percent increase in net interest income was due both to growth in average earning assets and an increase in the net interest margin in 2009 compared to 2008.

Net interest margin is interest income earned on loans, securities, and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2009 was 3.59 percent compared to 3.10 percent for the prior year period. The average yield on earning assets for the nine months ended September 30, 2009 was 6.14 percent compared to 6.56 percent for the prior year period, and the average cost of interest-bearing liabilities was 2.71 percent for the nine months ended September 30, 2009 compared to 3.71 percent for the prior year period. The net interest margin has increased during the past year as interest-bearing liabilities have repriced downward faster than interest-earning assets.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2009 was $1.5 million compared to $337,000 recorded in the prior year period. The Bank had net charge-offs of $679,000 thousand for the quarter ended September 30, 2009 compared to net charge-offs of $76,000 during the third quarter of 2008. Net charge-offs increased mainly due to the Bank writing-down several large collateral dependent loans in addition to several loans that were deemed uncollectible and charged off. A large portion of these loans had previously been identified and reserved for in the allowance for loan loss earlier in 2009. Declining economic conditions resulted in an increased number of impaired collateral dependant loans. As a result the bank has been very proactive in recognizing the losses associated with these loans.

We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income totaled $2.5 million for the nine months ended September 30, 2009, and was relatively unchanged from the same prior year period.

Service fees and charges, which represent a relatively stable and predictable source of noninterest income, totaled $645,000 for the nine months ended September 30, 2009, a 12 percent increase over the $575,000 of service fees and charges earned for the same period in 2008.

Mortgage loan fee income was positively impacted in 2009 by low mortgage rates as well as more mortgage originators in 2009 compared to 2008, although there was some disruption to this income source in the third quarter of 2009 when a third party mortgage correspondent utilized by the Bank failed. The Bank moved quickly to secure new correspondent lending sources, but still lost potential mortgage loan fee income during the transition. Mortgage loan fee income totaled $403,000 for the nine months ended September 30, 2009, a 22 percent increase over the $330,000 of mortgage loan fee income earned for 2008.

The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest income category. Investment and insurance commissions totaled $495,000 for the nine months ended September 30, 2009, a 28 percent decrease from the $687,000 earned in 2008. A large part of the decrease in this category was due to a decline in fees tied to the market value of assets under management due to lower market prices in 2009 on most investments.

Fee income from accounts receivable financing totaled $541,000 for the nine months ended September 30, 2009, a 4 percent decrease under the $561,000 earned in the same period in 2008. Fee income in this line of business was negatively impacted by lower client receivable balances in 2009 compared to 2008 due to the weak economic conditions.

Income earned on bank owned life insurance totaled $148,000 for the nine months ended September 30, 2009, a 22 percent increase over the $121,000 earned in the same period in 2008. This increase was due to higher rates on the underlying insurance policies in 2009 as compared to 2008.

Other service charges and fees benefited from an increase in income earned off of customer debit card transactions, and totaled $312,000 for the nine months ended September 30, 2009, a 13 percent increase over the $275,000 earned in 2008.

Noninterest Expense

Noninterest expenses were $9.0 million for the nine months ended September 30, 2009 compared to $7.3 million for the prior year period. The increase of $1.7 million, or 23 percent, is largely due to the completion and occupancy of the Company’s new corporate center in the third quarter of 2009 as well as expenses of the Bank’s wealth management division new facilities that were completed and occupied in the fourth quarter of 2008 and are not reflected in the prior year expenses. Increases in data and items processing, professional and advertising, telecommunication, FDIC assessments, and other noninterest expenses accounted for the majority of the remaining increase.

Salaries and employee benefits for the nine months ended September 30, 2009 were $4.3 million reflecting a $400,000 increase when compared to $3.9 million for the same period in 2008. Most of the increase is due to average salary increases of approximately 4% that were effective January 1, 2009 and additional personnel hired in 2009, offset by lower investment and insurance commissions to the Bank’s financial advisors and lower bonuses to managers and executives due to the generally weak economic conditions that are negatively affecting the Company’s financial performance.

Occupancy expenses for the nine months ended September 30, 2009 were $574,000 reflecting a $140,000 increase when compared to $434,000 for the same period in 2008. Increases in repairs and maintenance expenses associated with the Company’s infrastructure, increases in depreciation and other expenses related to the completion and occupancy of the Company’s new corporate center, and increases in rental expense for the new location for the Bank’s wealth management division contributed to the overall upward movement in this expense category. Lastly, the Company had eight months of occupancy expenses in 2008 compared to nine months of expenses in 2009 related to the fifth banking office, which opened on January 31, 2008.

Equipment expenses for the nine months ended September 30, 2009 were $560,000 reflecting a $122,000 increase when compared to $438,000 for the same period in 2008. Increased depreciation expense associated with equipment purchases for the Company’s new corporate center, the Bank’s wealth management division, and computers, servers and software contributed to the majority of this increase.

Data and item processing expenses for the nine months ended September 30, 2009 were $462,000 reflecting a $128,000 increase when compared to $334,000 for the same period in 2008. The increase in this expense was driven both by an increase in the number of products such as mobile banking and merchant capture as well as a continued increase in the number of bank clients, which tends to influence increases in expenses such as items processing, bill payment, internet banking, and telephone banking.

Professional and advertising expenses for the nine months ended September 30, 2009 were $964,000 reflecting a $114,000 increase when compared to $850,000 for the same period in 2008. The overall increases were due to higher legal, audit and accounting, and consulting expenses in 2009 as compared to 2008.

Stationary and supplies for the nine months ended September 30, 2009 were $188,000 reflecting a $4,000 decrease when compared to $192,000 for the same period in 2008. The decrease was a reduction in expenses associated with the increasing usage of electronic statements by the Bank’s customers.

Other real estate owned expenses and write-downs totaled $314,000 for the nine months ended September 30, 2009. There was no real estate owned or associated expenses or write-downs in 2008. The write-downs in real estate owned were due to the continuing evaluation of the net realizeable values of these types of assets that are on the Company’s balance sheet. A general decline in local housing and real estate values during the first quarter of 2009 contributed to the write-downs. Management believes that the local real estate market has improved slightly during 2009, a belief based on the sale of three other real estate owned properties in the first nine months of 2009.

FDIC assessment expense for the nine months ended September 30, 2009 was $402,000 reflecting a $223,000 increase when compared to $179,000 for the same period in 2008. The FDIC mandated a special assessment for all financial institutions in the second quarter of 2009 equivalent to 5 basis points on total assets minus Tier One capital. For the Bank the special assessment amounted to $162,000. The FDIC is considering a prepaid assessment that would be payable December 31, 2009, and used as a credit against future premium assessments. The Company expects that prepaid assessment, if approved, will amount to approximately $1.7 million.

Accounts receivable financing expense, which is influenced by the fee income from accounts receivable financing, decreased $45,000 to $165,000 for the nine months ended September 30, 2009, compared to $210,000 for the same period in 2008. This expense represents the amount paid by the Company to the vendor that provides the servicing of the accounts receivable program. For the most part, the expense represents a participation, expressed as a percentage of revenue, in the Company’s income from financing the receivable, and can vary anywhere from 25 to 35 percent. However, in the prior year this expense was higher due to the cost of acquiring several new customers from an area bank that was exiting the accounts receivable financing business.

Total other than temporary impairment losses were $126,000 for the nine months ended September 30, 2009, and were a result of management’s determination that one private label mortgage-backed security was other than temporarily impaired.

Other expenses for the nine months ended September 30, 2009 were $726,000 reflecting a $92,000 increase when compared to $616,000 for the same period in 2008. Increases in appraisal fees, loan collection expenses, education and training, and taxes other than income taxes, were offset by declines in filing and recording fees and insurance expenses.

Income Taxes

Income tax expense was $234,000 for the nine months ended September 30, 2009 and $471,000 for the same period in 2008. The decrease in income tax expense from 2008 to 2009 was primarily due to higher net income before provision for income taxes in 2008 as compared to 2009.

Analysis of Financial Condition from December 31, 2008 to September 30, 2009

Total assets increased to $339.7 million at September 30, 2009, or 6 percent, from $320.7 million at December 31, 2008. The primary contributors to the growth between the two periods were increases in available-for-sale securities, loans receivable, and property and equipment of $19.4 million, $3.4 million, and $2.0 million, respectively, offset by a decline in securities held-to-maturity of $2.3 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $6.9 million at September 30, 2009, up $600,000, or 10 percent, from $6.3 million at December 31, 2008. This large increase was due to the inability of the Company’s primary correspondent bank to place Federal Funds sold with other banks.

Federal Funds Sold

Federal Funds sold declined $3.3 million from December 31, 2008 to September 30, 2009. The Bank moved its primary correspondent relationship during the third quarter to the Federal Reserve Bank of Richmond (the “Fed”). Since the Fed pays interest on available balances and due to the overall low interest rate environment the Bank currently does not place excess balances into Federal Funds sold.

Investment Securities

The Company’s portfolios of investment securities, which are classified as either available-for-sale or held-to-maturity, consist of government-sponsored enterprises, government-sponsored enterprises guaranteed mortgage-backed securities, and mortgage-backed securities not guaranteed by government-sponsored enterprises.

Available-for-sale securities totaled $55.0 million at September 30, 2009, up $19.4 million, or 55 percent, from $35.6 million at December 31, 2008. In 2009, funds from deposit growth were used to purchase Small Business Administration (“SBA”) government guaranteed securities and private label mortgage-backed securities not guaranteed by government-sponsored enterprises, offset by repayments on existing available-for-sale securities.

Held-to-maturity securities totaled $10.8 million at September 30, 2009, down $2.4 million, or 18 percent, from $13.2 million at December 31, 2008. The decrease was due to repayments on existing held-to-maturity securities.

Loans Receivable

The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small- and medium-sized businesses, real estate loans, and consumer loans.

Net loans receivable totaled $246.4 million at September 30, 2009, up $3.4 million, from $243.0 million at December 31, 2008. The increase in loans is a result of the Bank’s continuing expansion in the Triad. Although the number of loan opportunities that meet the Company’s underwriting standards has declined, there are some opportunities with existing and new clients of the Company, and the Company makes every effort to extend credit to credit qualified consumers and businesses.

Asset Quality

At September 30, 2009, our allowance for loan losses as a percentage of loans was 1.33%, up from 1.00% at December 31, 2008. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Historical loss calculations for each homogeneous risk group are based on a weighted average loss ratio calculation. The most previous quarter’s loss history is used in the loss history and is adjusted to reflect current losses in the homogeneous risk groups. Current losses translate into a higher loss ratio which is further increased by the associated risk grades within the group. The impact is to more quickly recognize and increase the loss history in a respective grouping, resulting in an increase in the allowance for that particular homogeneous group. For those groups with little or no loss history, management bases the historical factor based on current economic conditions and their potential impact on that particular loan group.

Loans are considered impaired if, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Loans are charged-off against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status unless the loan is considered to be well secured and in process of collection. If the loan is deemed to be collateral dependent, the principal balance is either written down immediately or reserved as a write-down in the Bank’s allowance model to reflect the current market valuation based on a independent appraisal which may be adjusted by management based on more recent market conditions. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full while if it is secured the loan is charged down to the net liquidation value of the collateral.

The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	For the nine months Ended September 30,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$249,699	$238,616
Average loans outstanding-gross	$248,539	$225,398
Allowance for loan losses at beginning of period	$2,448	$2,119
Loans charged off:
Real estate	(433)	(20)
Installment and Demand Deposit overdraft program	(39)	(46)
Commercial and all other loans	(316)	(42)
Total charge-offs	(788)	(108)
Recoveries of loans previously charged off:
Real estate	—	—
Installment loans	—	—
Installment and Demand Deposit overdraft program	25	24
Commercial and all other loans	84	8
Total recoveries	109	32
Net charge-offs	(679)	(76)
Provision for loan losses	1,546	337
Allowance for loan losses at end of period	$3,315	$2,380
Ratios
Annualized net charge-offs to average loans during the period	0.36%	0.04%
Allowance for loan losses to loans at period end	1.33%	1.00%
Allowance for loan losses to nonperforming loans at period end	135.3%	361.2%
Allowance for loan losses to impaired loans at period end	70.8%	88.9%

The ratio of annualized net charge-offs to average loans increased to 0.36% at September 30, 2009 from 0.04% at September 30, 2008 mainly due to the Bank writing-down or charging off several large collateral dependent loans. Declining economic conditions, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.33% at September 30, 2009 from 1.00% at September 30, 2008 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans decreased to 135.3% as of September 30, 2009 compared to 361.2% at September 30, 2008. The decrease is the result of our nonperforming loans increasing 272% year over year while our allowance increased approximately 39% year over year. Even though the allowance for loan losses to nonperforming loans at period end has decreased, management believes the allowance for loan loss adequately the losses in the nonperforming loans as of September 30, 2009.

Construction, land and development (“CLD”) loans make up 21.6% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the declining credit quality of the Company. The Bank has implemented a number of strategies to mitigate the eventual loss on these loans, including accepting short sales on 1-4 family residential construction loans as well as our Community Investment Loan Program, which has resulted in moving approximately 7 out of 20 jumbo homes and 4 out of 18 conforming homes out of our builder construction portfolio - either to permanent mortgages placed with other lenders or permanent mortgages financed by our bank to qualified borrowers. Our efforts have resulted in a reduction of CLD to total loans as of September 30, 2009 of the 21.6% referenced above from 23.6% as of September 30, 2008. The 2% decrease does not take into account the advances between October 1, 2008 to September 30, 2009 on unfunded or partially funded 1-4 residential construction loans. We have extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at http://www.bankofoakridge.com/112318.html.

Nonperforming assets as of September 30, 2009 consist substantially of completed or substantially completed 1-4 residential homes, with the remaining concentrated in developed 1-4 residential lots and commercial properties.

Property and Equipment, Net

Property and equipment, net totaled $10.9 million at September 30, 2009, up approximately $2.0 million or 22%, from $8.9 million at December 30, 2008. The increase is due to the construction of the Company’s new corporate headquarters, which was completed in July of 2009.

Deposits

Deposits totaled $285.1 million at September 30, 2009, up $14.5 million, or 5 percent, from $270.6 million at December 31, 2008. The increase in noninterest-bearing deposits was due to a Company wide focus on gathering noninterest-bearing deposits, particularly deposits held by business and non-profit entities, as well as the Company’s continued expansion into Greensboro, North Carolina. The Bank also believes that some portion of this increase can be attributed to the negative perception of larger financial institutions that has persisted since the current economic slowdown began.

Borrowings

Borrowings, which consist of short and long-term debt, and junior subordinated notes related to trust preferred securities, totaled $25.2 million at September 30, 2009, down $5.0 million, or 17 percent, from $30.2 million at December 31, 2008. The increase in deposits noted above provided the Bank with additional liquidity to repay a FHLB of Atlanta advance of $7.0 million at maturity in the second quarter of 2009, offset by a $2.0 overnight borrowing in the third quarter of 2009.

Stockholders’ Equity

Stockholders’ equity totaled $27.7 million at September 30, 2009, up approximately $9.5 million, or 52 percent, from $18.2 million at December 31, 2008. The majority of the increase was due to the issuance of $7.7 million in preferred stock and warrants to the U.S. Treasury as part of its Capital Purchase Program, as well as an increase in accumulated other comprehensive income of $1.5 million from December 31, 2008 to September 30, 2009. Net income of $501,000 for the nine months ended September 30, 2009 also contributed to the increase, offset by preferred stock dividends of $209,000 during the nine-month period ended September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

Item 4T.	Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness. The material weakness related to our early adoption of SFAS 159 on April 30, 2007. We had previously reported our 2007 financial results in our 2007 Form 10-KSB, which included early adoption of SFAS 159 for our investment portfolio. In 2008, based on an SEC comment letter and further evaluation by management, the Company amended its 2007 financial results in its 2008 Form 10-K and reversed its early adoption of SFAS 159. On September 8, 2009, the SEC notified the Company that it had completed its review of the Company’s 2008 Form 10-K and had no further comments at that time.

The material weakness resulted in the restatement of the previously reported financial statements and other related financial disclosures. The Company has implemented new procedures to mitigate the risk of ineffective disclosure controls and procedures related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with the Company’s external auditors and legal counsel and other experts, including consultation with the SEC, if necessary.

The Company reviews its disclosure controls and procedures on an ongoing basis and from time to time makes changes aimed at enhancing their effectiveness. Based on their evaluation and on the new procedures noted above, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports the Company files under the Exchange Act.

The Company also reviews its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

Based on this evaluation, management evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2008 as a result of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was a result of the Company’s adoption of SFAS 159 noted above.

The Company has implemented new procedures to mitigate the risk of ineffective internal controls over financial reporting related to accounting for the adoption of new accounting standards in the future that include a thorough review of all applicable guidance, consultation with the Company’s external auditors and legal counsel and other experts, including consultation with the SEC, if necessary. The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of the Company’s internal controls. This results in modifications to its processes throughout the Company. However, other than noted above, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 6.	EXHIBITS

15(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(ii)	Articles of Amendment and Exhibits 4.2 and 4.3, incorporated herein by reference, to Exhibit 4.1 to the Form 8-k filed with the SEC on February 2, 2009.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated September 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders September 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders September 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

	Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2008 Semi-Annual Incentive Plan, incorporated herein by reference to Exhibit 10(xvi) to the Form 10-K filed with the SEC on March 31, 2009.

Exhibit (10)(xvi)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (31.1)	Certification of Ronald O. Black. (filed herewith)

Exhibit (31.2)	Certification of Thomas W. Wayne. (filed herewith)

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350. (filed herewith)

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: November 13, 2009	/S/ RONALD O. BLACK
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 13, 2009	/S/ THOMAS W. WAYNE
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)