Form 10-K
period 2009-12-31
Oak Ridge Financial Services, Inc.
filed 2010-03-31
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price of common stock as of March 23, 2010 ($4.65), was $6,039,341.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 23, 2010, was as follows:

Class	Number of Shares
Common Stock, no par value	1,791,474

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant to be held on June 10, 2010 (the “Proxy Statement”) are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company and the Bank of Oak Ridge, as well as their ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

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

The Bank was incorporated on April 6, 2000 as a North Carolina chartered commercial bank and opened for business on April 10, 2000. Including its main office, the Bank operates five (5) full service branch offices in Oak Ridge, Summerfield, and Greensboro, North Carolina.

The Company operates for the primary purpose of serving as the holding company for the Bank. Our headquarters are located at 2211 Oak Ridge Road, Oak Ridge, North Carolina 27310.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, mortgage services and other associated financial services.

Lending Activities

General. The Bank provides a wide range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. It also makes real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of the commercial loans are collateralized with real estate in the Bank’s market but such collateral is mainly a secondary, and not primary, source of repayment. The Bank has maintained a balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 34% of the loan balances outstanding at December 31, 2009, while fixed rate loans accounted for 66% of the loan balances at that time.

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

Commercial Mortgage Loans. The Bank originates and maintains a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. The Bank requires the personal guaranty of principals and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Bank also makes loans secured by commercial/investment properties provided the subject property is either pre-leased or pre-sold before the Bank commits to finance its construction.

Construction Loans. Another of the Bank’s lending concentrations is construction/development lending. However, the Bank, like many other financial institutions, has greatly decreased its emphasis on this type of lending over the past two years. The Bank originates 1-4 family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of homes. The Bank finances “starter” homes as well as “high-end” homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. The Bank lends to builders in its market who have demonstrated a favorable record of performance and profitable operations. The Bank limits the number of unsold homes for each builder. The Bank will also finance small tract developments and sub-divisions; however, the Bank seeks to be only one of a number of financial institutions making construction loans in any one tract or sub-division. The Bank endeavors to further limit its construction lending risk through adherence to established underwriting procedures and the requirement of documentation of all draw requests. The Bank requires personal guarantees of the principals and demonstrated secondary sources of repayment on construction loans.

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

Loans to Individuals, Home Equity Lines of Credit and Residential Real Estate Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate secondary source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Residential real estate loans are made for purchasing and refinancing 1-4 family properties. The Bank offers fixed and variable rate options, but generally limits the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which originates loans and brokers them for sale in the secondary market. Such loans are closed by mortgage brokers and are not funded by the Bank. The Bank anticipate that it will continue to be an active originator of mortgage loans and only hold for its own account a small number of well-collateralized, non-conforming residential loans.

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

Credit Cards. The Bank presently does not offer credit cards.

Loan Participations. From time to time the Bank purchases and sells loan participations to or from other banks within and outside of its market area. All loan participations purchased have been underwritten using the Bank’s standard and customary underwriting criteria.

Commitments and Contingent Liabilities

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit. The Bank applies the same credit standards to these commitments as the Bank uses in all of its lending activities and have included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 11 of the “Notes to Consolidated Financial Statements.”

Asset Quality

The Bank considers asset quality to be of primary importance, and engages an independent third party as a loan reviewer to ensure adherence to the lending policy as approved by its Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly. At least annually the independent third party conducts a loan review of the Bank’s largest and highest risk loan relationships to review compliance with its underwriting standards and risk grading and provides a report detailing the conclusions of that review to the Audit Committee and senior management. The Audit Committee requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

Investment Activities

The Bank’s investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a nominal percentage of the Bank’s interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that the Bank may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as “available-for-sale.” The Bank carries these investments at market value, which it generally determines using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses are excluded from its earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

Deposit Activities

The Bank provides a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Bank uses brokered deposits to supplement its funding sources. However, the Bank strives to establish customer relations to attract core deposits in non-interest bearing transactional accounts and thus reduce its cost of funds.

Borrowings

As additional sources of funding, the Bank uses advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) under a line of credit equal to 30% of the Bank’s total assets ($338 million at December 31, 2009). Outstanding advances at December 31, 2009 were $9.0 million. Pursuant to collateral agreements with the FHLB, at December 31, 2009 advances were secured by investment securities available-for-sale with a fair value of $4.1 million and by loans with a carrying amount of $33.3 million, which approximates market value.

The Bank may purchase federal funds through two unsecured federal funds lines of credit consisting of $6.0 million in the aggregate. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no federal funds purchased as of December 31, 2009.

Junior Subordinated Debt

In June of 2007, the Company placed $8.2 million in trust preferred securities through its subsidiary, Oak Ridge Statutory Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by the Bank. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 160 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by the Bank for income tax purposes. The trust preferred securities are redeemable on or after July 2012. The Bank has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Bank’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities was that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling the Bank to enhance its regulatory capital positions without diluting the ownership of its shareholders.

Investment Services

Oak Ridge Wealth Management offers financial planning services and sells investment products such as mutual funds, equities, and fixed and variable annuities, and operates in an independent office in downtown Greensboro, North Carolina while also servicing the Bank’s five banking offices. Oak Ridge Wealth Management has seven employees, five of who hold Series 7 licenses. The licensed employees are also employees of Invest Financial Corporation. The Bank anticipates continuing to expand this division during 2010.

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

Banking Technology

Because of the level of sophistication of its markets, the Bank commenced operations with a full array of technology available for its customers. The Bank’s customers have the ability to perform on-line and mobile banking and bill paying, access on-line check images, make transfers, initiates wire transfer requests and stop payment orders of checks. The Bank provides its customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks. Through branch image capture technology, the Bank offers same day credit for deposits made prior to 6:00 PM. The Bank also offers branch image capture technology to its commercial customers, which allows them to image and transmit check images and receive same day credit for deposits made prior to 6:00 PM.

Strategy

The Bank’s strategy is focused towards achieving growth and performance through exceptional customer service and sound asset quality, providing a comprehensive combination of products and services that allows it to compete with large and small financial institutions, and being able to quickly adapt to the rapidly changing financial services industry.

Primary Market Area

The Bank’s primary market area consists of Oak Ridge, Summerfield and Greensboro, North Carolina and their surrounding areas. Its main office is located in Oak Ridge, Guilford County, North Carolina and its four branch offices are located in Summerfield and Greensboro, North Carolina. The Bank’s loans and deposits are primarily generated from the Oak Ridge, Summerfield and Greensboro communities. To meet funding needs, the Bank solicits deposits outside its primary market area using a national certificate of deposit rate service.

Competition

Commercial banking in North Carolina is highly competitive, due in large part to North Carolina’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is the home of the largest commercial bank in the United States, which has branches located in the Bank’s banking market, and the Bank competes with other commercial banks, savings banks and credit unions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”) dated June 30, 2009, there were 143 offices of 22 different commercial banks and one savings bank in Guilford County. Four banks (Wachovia Bank, BB&T, Bank of America, and SunTrust) controlled an aggregate of 67.26 percent of all deposits in Guilford County, while the Bank held a 3.35 percent market share. Thus, the Bank’s market is highly competitive, and customers tend to aggressively “shop” the terms of both their loans and deposits.

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

Substantially all of the Bank’s customers are individuals and small- and medium-sized businesses. The Bank attempts to differentiate itself from its larger competitors with a focus on relationship banking, personalized service, direct customer contact, innovative products and services; as well as its ability to make credit and other business decisions locally. We believe that our focus allows the Bank to be more responsive to its customers’ needs and more flexible in approving loans based on collateral quality and personal knowledge of its customers.

Employees

At December 31, 2009, the Company and the Bank had 81 full-time employees and 7 part-time employees. The Company and Bank and their employees are not parties to any collective bargaining agreement, and the Company and the Bank considers its relations with its employees to be good.

REGULATION

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Board of Governors of the Federal Reserve System (“Federal Reserve”) with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the Bank Holding Company Act of 1956, as amended (the “BHCA”), also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of Treasury (the “US Treasury”) Capital Purchase Program (“CPP”), on January 30, 2009, we issued and sold (i) 7,700 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and (ii) a Warrant to purchase 163,830 shares of the Company’s common stock, no par value, (the “Warrant”) to the U.S. Treasury as part of its CPP. The Securities Purchase Agreement, dated January 30, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, restricts the Company, without the prior approval of the U.S. Treasury, from paying dividends, limits the Company’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of the Company to be issued under the Warrant, certain registration rights, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and subsequent regulations issued by the U.S. Treasury.

FDIC Temporary Liquidity Guarantee Program. The Company and the Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC guarantees certain senior unsecured debt of the Company and the Bank, as well as noninterest bearing transaction account deposits at the Bank. Under the transaction account guarantee component of the TLGP, all noninterest bearing transaction accounts maintained at the Bank are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2009.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2009.

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

As a result of the Company’s participation in the CPP, the Company will require prior approval of the U.S. Treasury to pay dividends.

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. During 2007 and 2008, FDIC assessments for deposit insurance ranged from 5 to 43 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. Under the final rule, risk-based rates ranged between 12 and 50 basis points (annualized) beginning with the first quarter 2009 assessment. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $160 thousand in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are charged quarterly.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB. At December 31, 2009, the Bank was in compliance with these requirements.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2009, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2009, this limit was $4.2 million. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus, or $2.8 million.

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

USA Patriot Act of 2001. The USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was signed into law in 2002 and addresses accounting, corporate governance and disclosure issues. The impact of SOX is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements.

In general, SOX establishes corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process. In addition, it created a new regulatory body to oversee auditors of public companies. It backed these requirements with SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing federal corporate whistleblower protection.

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

The Bank is subject to examination by the FDIC and the Commissioner. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit, equal credit and fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

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

•	Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to capital and to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses and the prices of securities in general, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the Deposit Insurance Fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

•	Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system or the economy.

In response to adverse economic conditions, and instability in the financial markets and the U.S. banking system, Congress enacted the EESA in an attempt to restore confidence and stability to the banking system and to encourage financial institutions to increase their lending to customers and to each other. Later, the ARRA was enacted to support the national economy and aid in economic recovery.

The provisions of the EESA and ARRA are in addition to numerous other actions by the Federal Reserve, U.S. Treasury, the FDIC, the SEC and others to address the current decline in the national economy and liquidity and credit crisis that commenced in 2007. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, support the national economy and aid in economic recovery. However, there is no assurance that the EESA, the ARRA and the other regulatory initiatives will be fully effective or have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

•	The capital and credit markets have experienced unprecedented levels of volatility.

During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, the Company’s ability to access capital could be materially impaired. The Company’s inability to access the capital markets could constrain the Bank’s ability to make new loans, to meet the Bank’s existing lending commitments and, ultimately jeopardize the Bank’s overall liquidity and capitalization.

•	Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a degree of risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or a business activity being financed;

•	in the case of a collateralized loan, changes in and uncertainties regarding future values of collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We use underwriting procedures and criteria that we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios. Regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and many of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.

As a result of recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, we and most other financial institutions have experienced increasing levels of non-performing loans, foreclosures and loan losses. We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectibility, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

However, if delinquency levels continue to increase or we continue to incur higher than expected loan losses in the future, there is no assurance that our allowance will be adequate to cover resulting losses or that we will not have to make significant provisions to our allowance.

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets have adversely affected our loan portfolio.

While we do not have a sub-prime lending program, a relatively large percentage of our loans are secured by real estate. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and the level of our real estate loans reflects, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse conditions in the real estate market and the economy in general have decreased real estate values in our banking markets. If the value of our collateral for a loan falls below the outstanding balance of that loan, our ability to collect the balance of the loan by selling the underlying real estate in the event of a default will be diminished, and we would be more likely to suffer a loss on the loan. An increase in our loan losses could have a material adverse effect on our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2009, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil faced by banking organizations and the continued deterioration in credit markets.

Among other sources of funds, we rely heavily on deposits, including out-of-market certificates of deposit, for funds to make loans and provide for our other liquidity needs. Those out-of-market deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2009, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

Should we need, or be required by regulatory authorities, to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. However, our ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, we will be able to raise additional capital on terms favorable to us or at all. Our inability to raise additional capital, if needed, on terms acceptable to us, may have a material adverse effect on our ability to expand our operations, and on our financial condition, results of operations and future prospects.

•	If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock we have sold to the U.S. Treasury prior to January 16, 2014, the cost of this capital to us will increase from 5.0% per annum (approximately $385,000 annually) to 9.0% per annum (approximately $693,000 annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative affect on our liquidity and on our net income available to holders of our common stock.

•	Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. In other words, to be profitable, we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and recent economic and financial market conditions have made it extremely difficult to manage our gap position. Our profitability and results of operations will be adversely affected if we do not successfully manage our interest sensitivity gap.

On December 31, 2009, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

•

Our long-range business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to grow or fail to manage our growth effectively.

Subject to market conditions and the economy, we intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. We have opened five de novo branch offices since 2000. Consistent with our business strategy, and to sustain our growth, in the future we may establish other de novo branches or acquire other financial institutions or their branch offices.

There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for some period of time. Any new branches we open can be expected to negatively affect our operating results until those branches reach a size at which they become profitable. In establishing new branches in new markets, we compete against other banks with greater knowledge of those local markets and may need to hire and rely on local managers who have local affiliations and to whom we may need to give significant autonomy. If we grow but fail to manage our growth effectively, there could be material adverse effects on our business, future prospects, financial condition or operating results, and we may not be able to successfully implement our business strategy. On the other hand, our operating results also could be materially affected in an adverse way if our growth occurs more slowly than anticipated, or declines.

Although we believe we have management resources and internal systems in place to successfully manage our future growth, we cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets, or that expansion will not adversely affect our operating results.

•	Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in Guilford County, North Carolina. Consistent with our community banking philosophy, a majority of our customers are located in and do business in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. If our local communities are adversely affected by current conditions in the national economy or by other specific events or trends, there could be a direct adverse effect on our operating results. Adverse economic conditions in our banking markets could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.

The economy of North Carolina’s Piedmont Triad region can be affected by adverse weather events. Our banking markets lie in one county, and we cannot predict whether or to what extent damage caused by future weather events will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses.

•

New or changes in existing tax, accounting, and regulatory rules and interpretations could have an adverse effect on our strategic initiatives, results of operations, cash flows, and financial condition.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on our operations, and our compliance with regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.

The significant federal and state banking regulations that affect us are described under “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, it is likely that there will be an increase in the regulation of all financial institutions. We cannot predict the effects of future changes on our business and profitability.

•	Significant legal actions could subject us to substantial liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

Among the laws that apply to us, the Patriot Act and Bank Secrecy Act of 1970, as amended, require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Several banking institutions have recently received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

•	Competition from financial institutions and other financial service providers may adversely affect our profitability.

Our future growth and success will depend on, among other things, our ability to compete effectively with other financial services providers in our banking markets. To date, we have grown our business by focusing on our lines of business and emphasizing the high level of service and responsiveness desired by our customers. However, commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. We compete against commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets and name recognition, and higher lending limits than we do, and they can offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. Also, larger competitors may be able to price loans and deposits more aggressively than we do. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

•	We rely on dividends from the Bank for substantially all of our revenue.

We receive substantially all of our revenue as dividends from the Bank. As described under “Item 1. Business—Supervision and Regulation,” federal and state regulations limit the amount of dividends that the Bank may pay to us. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on the Series A Preferred Stock we have sold to the U.S. Treasury. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

•	We depend on the services of our current management team.

Our operating results and ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We currently have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in or losses of key personnel of any company could disrupt that company’s business and could have an adverse effect on its business and operating results.

•	The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how or at what prices our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	changes in financial estimates and recommendations by financial analysts;

•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

The market value of and trading in our common stock also is affected by conditions (including price and trading fluctuations) affecting the financial markets in general, and in the market for the stocks of financial services companies in particular. These conditions may result in volatility in the market prices of stocks generally and, in turn, our common stock. Also, market conditions may result in sales of substantial amounts of our common stock in the market. In each case, market conditions could affect the market price of our stock in a way that is unrelated or disproportionate to changes in our operating performance.

•

The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock is listed on the NASDAQ Capital Market, but it has a relatively low average daily trading volume relative to many other stocks. Thinly traded stock can be more volatile than stock trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded and limit an investor’s ability to quickly sell blocks of stock. We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock.

•	Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our shareholders.

Our current directors and executive officers, as a group, beneficially own a significant percentage of our outstanding common stock. Because of their voting rights, in matters put to a vote of our shareholders it could be difficult for any group of our other shareholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

•	The Securities Purchase Agreement between us and the U.S. Treasury limits our ability to pay dividends on and repurchase our common stock.

The Securities Purchase Agreement between us and the U.S. Treasury provides that prior to the earlier of January 30, 2012, and the date on which all of the shares of Series A Preferred Stock held by the U.S. Treasury have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of the U.S. Treasury:

•	increase the cash dividend on our common stock; or

•	subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.

In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the Warrant, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. We have not historically paid cash dividends on our common stock.

•

Our outstanding Series A Preferred Stock affects net income available to our common shareholders and earnings per common share, and the Warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 9.26% of the shares of our common stock outstanding as of March 23, 2010 (including the shares issuable upon exercise of the Warrant). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table summarizes certain information about the headquarters of the Company, the Bank’s branch offices in Summerfield and Greensboro, as well as information related to the Company’s administrative offices as of December 31, 2009.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Headquarters 2211 Oak Ridge Road Oak Ridge, North Carolina	2003	6,800	Building Owned/ Land Leased (1)	Ground lease expires in 2023 with two (2) ten-year renewal options

Summerfield Office 4423 NC Highway 220 North Summerfield, North Carolina	2003	3,300	Leased	Expires in 2023 with four (4) five-year renewal options

Operations Center 1684 NC Highway 68 North Oak Ridge, North Carolina	2001	2,800	Owned (2)

Greensboro Office 1597 New Garden Road Greensboro, North Carolina	2005	3,500	Building Owned/ Land Leased	Ground lease expires in 2025 with four (4) five-year renewal options

Irving Park Office 2102 Elm Street, Suite C Greensboro, North Carolina	2006	2,500	Leased	Expires in 2013 with (2) five-year renewal options

Lake Jeanette Office 400 Pisgah Church Road Greensboro, North Carolina	2008	5,800	Owned	N/A

Oak Ridge Wealth Management 328 Market Street East Greensboro, North Carolina	2008	3,780	Leased	Expires in 2013 with (2) five-year renewal options

New Headquarters Building 8050 Fogleman Road Oak Ridge, NC 27410	2009	14,000	Owned	N/A

(1)	The Bank leases the 2.04 acres of land underlying the building.
(2)	The Bank owns the mobile unit and purchased the 1.2 acres of land on which the Bank’s mobile unit and improvements reside.

At December 31, 2009, the total consolidated net book value of the Company’s land, buildings and leasehold improvements totaled approximately $8,283,000. The total net book value of its furniture, fixtures and equipment at December 31, 2009 was approximately $2,510,000. Each of the existing and proposed facilities and locations of the Company and its subsidiaries is considered by management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2009, the Bank had $1,288,000 in real estate acquired in settlement of loans.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of March 4, 2010, the Company had approximately 942 shareholders of record.

The following table lists the high and low sales information for the Company’s common stock for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. On March 23, 2010, the last sale of the Company’s common stock quoted on the NASDAQ Capital Market was $4.65 per share.

	Sales Price Range
Quarter	High	Low
2010 First	$7.83	$3.60
Second	$7.60	$3.91
Third	$7.87	$5.81
Fourth	$6.28	$4.25

	Sales Price Range
Quarter	High	Low
2009 First	$10.50	$9.00
Second	$10.50	$7.50
Third	$8.50	$6.00
Fourth	$8.50	$6.25

Equity Compensation Plan Information

The following table presents the number of shares of common stock to be issued upon the exercise of outstanding options as of December 31, 2009, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Bank’s security holders	347,483	$9.86	8,291

Equity compensation plans not approved by the Bank’s security holders	-0-	N/A	-0-

Total	347,483	$9.86	8,291

The Company did not repurchase any shares of common stock during the fourth quarter of 2009.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the years ended December 31, 2009 and 2008. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and the Bank for the years ended December 31, 2009 and 2008. The financial statements presented contain the consolidation of the Company and the Bank only. The Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those described in the forward-looking statements as a result of various factors. This discussion is intended to assist in understanding its financial condition and results of operations.

Executive Overview

Executive Summary

In 2009, with the continuing impact of an economic slowdown, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Managing Credit Quality

Senior management continues to work closely with credit administration and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. If the economic slowdown continues, we will most likely continue to experience a rise in non-performing assets as we address each situation on a case-by-case basis. When faced with possible loss situations, management may determine it is in the shareholders’ best long-term interest to work with the borrower or oversee a viable project through to completion.

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. Through our Builder Participation Program we have been able to move 10 out of 20 jumbo homes and 10 out of 20 conforming homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.6 million to $5.3 million, and the reduction of our exposure to conventional homes from $4.7 million to $2.3 million. We have also extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at http://www.bankofoakridge.com/112318.html.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the year ended December 31, 2009, we reduced our borrowings with the FHLB from $22 million to $9 million by increasing noninterest and interest bearing deposits by approximately $21.1million. The reduction in borrowings with the FHLB has provided us with additional availability to meet unforeseen liquidity demands that may arise. We currently have securities with a market value of $6.1 million pledged to the FHLB, and have unpledged securities held in safekeeping at the FHLB with a market value of $50.8 million that could be pledged or sold if needed. The Bank also has unused Federal Funds purchased lines totaling $6.0 million with two correspondent banks. In addition, management has plans to continue to build off-balance sheet sources of liquidity. In the fourth quarter of 2009, the Bank explored pledging qualifying commercial loans as collateral through the Federal Reserve Discount Window. Management decided not to explore this alternative but in the second half of 2010 intends to explore leveraging our existing relationship with the FHLB by pledging certain commercial loans as collateral for borrowings.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the CPP on January 30, 2009. Of the total $7.7 million CPP funds received, to date $1.1 million of the CPP funds have been contributed to the Bank as additional equity capital. The remaining funds, approximately $6.6 million, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 11.45% and 10.50% at December 31, 2009 and December 31, 2008, respectively, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.6 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.8% at December 31, 2009 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements, and has had presentations with four different firms to discuss potential options for raising capital in the future.

Improving Operational Earnings

Pretax, pre-loan loss provision, post-CPP dividend payment, earnings were $3.2 million for 2009, compared to $2.3 million for 2008, an increase of approximately $900 thousand.

	Years ended December 31,
	2009	2008
	(dollars in thousands)
Income before income taxes	$981	$1,684
Add:
Provision for loan losses	2,544	603
Subtract:
Preferred stock dividends	(305)	—

Pretax, pre-loan loss provision, post-CPP dividend payment earnings	$3,220	$2,287

During the fourth quarter of 2008, in anticipation of receiving the CPP funds, management began implementing a strategy to invest unutilized capital at the holding company level from Oak Ridge’s 2007 trust preferred issuance in private label mortgage-backed and government agency securities, well before mortgage rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the U.S. Treasury, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $13.1 million in private label mortgage-backed securities and government agency securities in the fourth quarter of 2008, and an additional $24.8 million of Small Business Investment Company (“SBIC”) debentures, Small Business Administration (“SBA”) debentures and private label mortgage-backed securities during the first six months of 2009. Although one private label security was determined to be impaired by management and resulted in a $129,000 write-down during the year ended December 31, 2009, the investment purchase strategy by management has resulted in an effective deployment of part of the CPP funds, and has positively offset the Company’s CPP dividends and loan loss provisions in 2009.

Our core strategies continue to be (1) grow the loan portfolio while maintaining high asset quality; (2) increase noninterest income; (3) grow core deposits; (4) manage expenses; and (5) make strategic investments in personnel and technology to increase revenue and increase efficiency.

Challenges

The Company has grown steadily since the opening of the Bank in April of 2000, and its business has become more dynamic and complex in recent years as the Bank has enhanced or added delivery channels, products and services, and lines of businesses. While the achievement of the Company’s strategic initiatives and established long-term financial goals is subject to many uncertainties and challenges, management has identified the challenges that are most relevant and most likely to have a near-term effect on operations, which are presented below:

•	Continuing to maintain our asset quality, especially in an uncertain and weak economic environment;

•	Addressing the challenges associated with a weakening economic environment in its geographic market;

•	Improving efficiency and controlling noninterest expenses;

•	Maintaining its net interest margin in the current interest rate environment;

•	Increasing core deposits;

•	Increasing interest and noninterest revenue;

•	Controlling costs associated with the current heightened regulatory environment;

•	Volatility in the mortgage banking business;

•	Competition from bank and nonbank financial service providers; and

•	Intense price competition.

Comparison of Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Net Income

In 2009, our income available to common stockholders was $132 thousand or $0.07 basic and diluted earnings per share, compared to income available to common stockholders of $1.0 million or $0.58 basic and diluted earnings per share for the year ended December 31, 2008. The decrease in earnings is primarily due to an increase in provision for loan loss expense and noninterest expense, offset by an increase in net interest income.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2009	2008	2007
Return on assets	0.19%	0.35%	0.27%
Return on equity	2.41	5.81	3.62
Shareholders’ equity to assets	8.14	6.08	7.45

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and our interest-bearing liabilities and the various rate spreads between our interest-earning assets and interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio, and the availability of particular sources of funds, such as non-interest-bearing deposits.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing non-interest-bearing deposits in earning assets.

Our net interest income for the year ended December 31, 2009 was $12.2 million, an increase of $3.4 million or 38.7% when compared to net interest income of $8.8 million for the year ended December 31, 2008. Our net interest margin for 2009 was 3.85% compared to 3.20% for 2008. The increase in our net interest margin is mainly the result of decreased rates paid on our interest bearing liabilities and an increase in yields on our taxable investments, offset by a decline in yields on our loans receivable. Our net interest rate spread, on a tax-equivalent basis, for 2009 was 3.68% compared to 2.95% for 2008. The spread increased by 73 basis points as the decrease in the rates paid on interest-bearing liabilities was 73 basis points more than the change in yields earned on interest-earning assets for the year.

Total interest income increased $1.6 million or 8.8% to $19.6 million in 2009 compared to $18.0 million in interest income in 2008. Increases in our average earning assets of $42.3 million in 2009 when compared to 2008 resulted in a $2.9 million increase in interest income from 2008 to 2009 but this was partially offset by a decrease in interest income of $1.3 million from a decline in yields. We funded the increases in interest-earning assets primarily with interest-bearing checking, savings, and money market deposit growth. The yield on average earning assets decreased 35 basis points during 2009.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense.” We attribute the decrease in the yield on our earning assets to the drop in short-term market interest rates. During 2008, the Federal Open Market Committee (“FOMC”) decreased short-term rates 325 to 350 basis points from 3.50% to a range of 0.00% to 0.25%. Approximately $93.7 million or 38.0% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result, composite yield on our loans decreased approximately 59 basis points for the year ended December 31, 2009 compared to December 31, 2008.

Similarly, our average cost of funds for 2009 was 2.51%, a decrease of 108 basis points when compared to 3.59% for 2008. The average cost on interest bearing deposit accounts decreased 104 basis points from 3.59% paid in 2008 to 2.55% paid in 2009, while our average cost of borrowed funds decreased 153 basis points during 2009 compared to 2008.

Total interest expense decreased $1.8 million or 19.6% to $7.4 million in 2009 from $9.2 million in 2008, primarily the result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $38.8 million when comparing 2009 with that of 2008. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $3.0 million and the increase attributable to higher volumes of interest-bearing liabilities was $1.2 million.

Our net interest income for the year ended December 31, 2008 was $8.8 million, an increase of $1.2 million or 16.4% when compared to net interest income of $7.6 million for the year ended December 31, 2007. Our net interest margin for 2008 was 3.20% compared to 3.58% for 2007. The decreased net interest margin resulted from increased competitive pricing for money market accounts and certificates of deposits. Our net interest rate spread for 2008 was 2.95% compared to 3.12% for 2007. As a result of interest rate cuts by the Federal Reserve loan rates decreased more than rates paid on our interest-bearing liabilities. The spread decreased by 17 basis points as the change in the rates paid on interest-bearing liabilities was 17 basis points less than the change in yields earned on interest-earning assets for the year.

Total interest income increased $1.7 million or 10.2% to $18.0 million in 2008 compared to $16.4 million in interest income in 2007. Increases in our average earning assets of $63.5 million in 2008 when compared to 2007 resulted in $4.5 million increase in interest income from 2007 to 2008 but this was offset by a decrease in interest income of $2.8 million from a decline in yields. We funded the increases in interest-earning assets primarily with certificates of deposit and Federal Home Loan Bank advances. The tax equivalent yield on average earning assets decreased 120 basis points during 2008.

Similarly, our average cost of funds for 2008 was 3.59%, a decrease of 103 basis points when compared to 4.62% for 2007. The average cost on interest-bearing deposits decreased 89 basis points from 4.48% paid in 2007 to 3.59% paid in 2008, while our average cost of borrowed funds decreased 215 basis points during 2008 compared to 2007.

Total interest expense increased $429 thousand or 4.87% to $9.2 million in 2008 from $8.8 million in 2007, primarily the result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $65.7 million when comparing 2008 with that of 2007. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $2.2 million and the increase attributable to higher volumes of interest-bearing liabilities was $2.7 million.

Average Balances and Average Rates Earned and Paid

The following table presents an analysis of average interest-earning assets and interest-bearing liabilities, the interest income or expense applicable to each asset or liability category and the resulting yield or rate paid.

Net Interest Income and Average Balances (dollars in thousands)

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Federal funds sold and interest bearing bank deposits	$6,162	$53	0.86%	$8,738	$274	3.13%	$7,601	$389	5.12%
Taxable investment, trading securities and restricted equity securities	61,866	4,220	6.82	33,867	2,029	5.97	21,689	1,090	5.03
Loans receivable(1)(2)	249,264	15,361	6.16	232,351	15,738	6.75	182,152	14,895	8.18

Total interest-earning assets	317,292	19,634	6.19	274,956	18,041	6.54	211,442	16,374	7.74

Non-interest-earning assets	26,337			18,201			15,790

Total assets	$343,629			$293,157			$227,232

Interest-bearing liabilities:
Deposit accounts	$271,718	$6,940	2.55%	$227,607	$8,199	3.59%	$169,324	$7,578	4.48%
Borrowings	23,679	488	2.06	28,969	1,043	3.59	21,516	1,235	5.74

Total interest-bearing liabilities	295,397	7,428	2.51	256,576	9,242	3.59	190,840	8,813	4.62

Non-interest-bearing liabilities	20,248			18,766			19,464
Stockholders’ equity	27,984			17,815			16,928

Total liabilities and stockholders’ equity	$343,629			$293,157			$227,232

Net interest income and interest rate spread		$12,206	3.68%		$8,799	2.95%		$7,561	3.12%

Net interest-earning assets and net interest margin(3)	$21,895		3.85%	$18,380		3.20%	$20,602		3.58%

Ratio of interest-earning assets to interest-bearing liabilities			107.41%			107.16%			110.80%

(1)	Average loan balances include nonaccrual loans.
(2)	Deferred loan fees are included in interest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total	Rate	Volume	Total	Rate	Volume
	(dollars in thousands)
Interest income:
Federal funds sold and interest-bearing bank deposits	$(221)	$(157)	$(64)	$(115)	$(167)	$52
Taxable investment and restricted equity securities	2,191	322	1,869	939	234	705
Loans receivable	(377)	(1,451)	1,074	843	(2,860)	3,703

Total interest income	1,593	(1,286)	2,879	1,667	(2,793)	4,460

Interest expense:
Deposit accounts	(1,259)	(2,652)	1,393	621	(1,684)	2,305
Borrowings	(555)	(389)	(166)	(192)	(544)	352

Total interest expense	(1,814)	(3,041)	1,227	429	(2,228)	2,657

Net interest income increase (decrease)	$3,407	$1,755	$1,652	$1,238	$(565)	$1,803

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2009 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2009, we had a negative one year cumulative gap of 36.1%. We have interest-earning assets of $141.6 million maturing or repricing within one year and interest-bearing liabilities of $256.0 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2009, our savings and time deposits of $271.2 million included savings, NOW and Money Market accounts of $88.5 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one year period.

Rate Sensitivity Analysis as of December 31, 2009

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$95,473	$25,503	$120,976	$130,324	$251,300
Investment securities	3,477	8,920	12,397	45,142	57,539
Interest bearing deposits	6,931	—	6,931	—	6,931
Federal funds sold	—	—	—	—	—

FHLB stock	1,342	—	1,342	—	1,342

Total earning assets	$107,223	$34,423	$141,646	$175,466	$317,112

Percent of total earnings assets	33.8%	10.9%	44.7%	55.3%	100.0%
Cumulative percentage of total earning assets	33.8	44.7	44.7	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$88,495	$—	$88,495	$—	$88,495
Time deposits	48,495	101,792	150,287	32,382	182,669
Long-term obligations	8,248	9,000	17,248	—	17,248

Total interest-bearing liabilities	$145,238	$110,792	$256,030	$32,382	$288,412

Percent of total interest-bearing liabilities	50.4%	38.4%	88.8%	11.2%	100.0%
Cumulative percent of total interest-bearing liabilities	50.4	88.8	88.8	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	73.8%	31.1%	55.3%	541.9%	109.9%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	73.8%	104.9%	55.3%	109.9%
Interest sensitivity gap	$(38,015)	$(76,369)	$(114,384)	$143,084	$28,700

Cumulative interest sensitivity gap	(38,015)	(114,384)	(114,384)	28,700	28,700
As a percent of total earnings assets	(12.0)%	(36.1)%	(36.1)%	9.1%	9.1%

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

The Company’s income simulation model was developed by Profitstar, a financial-services consulting firm that provides asset/liability management solutions, product pricing solutions and other products and services to banks, thrifts, and credit unions nationwide. The model analyzes interest rate sensitivity by projecting net interest income and net income over the next 12 months in a flat rate scenario versus net interest income and net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate.

The Company’s ALCO (Asset Liability Committee) policy has established that interest income sensitivity will be considered acceptable if net interest income does not decline from the flat rate scenario more than 5.0%, 12.0%, and 22.0% in the plus and minus 100, 200 and 300 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2009, the Company’s income simulation model projects that net interest income would increase 4.6%, 6.9% and 8.9% percent in the plus 100, 200 and 300 basis point change scenarios. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200 and 300 basis point change scenarios relevant at December 31, 2009 due to the current low rate environment.

In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including the sale of a portion of the Company’s available-for-sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for 2009, 2008 and 2007.

Noninterest Income

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
Service charges on deposit accounts	$897	$805	$586
Gain (loss) on sale of securities	38	—	(228)
Mortgage loan origination fees	489	424	428
Investment and insurance commissions	649	814	925
Fee income from accounts receivable financing	728	743	351
Debit card interchange income	337	275	155
Impairment loss on securities	129	—	495
Income earned on bank owned life insurance	195	162	161
Other service charges and fees	86	93	104

Total noninterest income	$3,290	$3,316	$1,987

In 2009 noninterest income decreased $26 thousand or 0.1% to $3.4 million compared to $3.3 million for the same period in 2008. Service charges on deposit accounts were up by $92 thousand or 11.4% as we saw an increase in overdraft fees. Mortgage loan origination fees were up by $65 thousand or 15.3% due to low mortgage rates and more mortgage originators at the bank in 2009 as compared to 2008. Investment and insurance commissions were down by $165 thousand or 20.3%. A large part of the decrease in this category was due to a decline in fees tied to the market value of assets under management due to lower market prices in 2009 on most investments. Fee income from accounts receivable was down by $15 thousand or 2.0% due to lower client receivable balances in 2009 compared to 2008 due to the weak economic conditions. Debit card interchange income was up by $62 thousand or 22.5% due to a high number of debit cards and increased transactions due to the shift to higher debit over credit card usage. Income earned on bank owned life insurance was up by $33 thousand or 20.4% due to higher rates in 2009 on the underlying life insurance policies. Other service changes and fees were relatively unchanged from 2008 to 2009.

In 2008 noninterest income increased $834 thousand or 33.6% to $3.3 million compared to $2.4 million for the same period in 2007. Service charges on deposits, which represent a relatively stable and predictable source of noninterest income, were up by $219 thousand or 37.4%. Mortgage loan origination fees were down by $4 thousand or 0.9%, due to the poor economic environment in 2008 compared to 2007. The Bank’s Investment Services Group, which services its banking offices, and the Oak Ridge Wealth Management division, which was formed in 2005 and operates independently of the Bank, comprise all of the investment and insurance commissions noninterest category. These two divisions were merged into one business unit in 2009, with no material impact on the Bank. Investment and insurance commissions were down by $111 thousand or 12.0% largely due to a decline in the value of assets under management for both the Investment Services Group and the Oak Ridge Wealth Management business units. Revenue in both these areas is positively correlated with the underlying value of assets under management. Fee income from accounts receivable financing was up by $392 thousand or 111.7% largely due to the addition of new customers in 2008. Debit card interchange income was up by $120 thousand or 77.4%. Income earned on bank owned life insurance was up by $1 thousand or 0.6%. Other service charges and fees were relatively unchanged from 2007 to 2008.

Noninterest Expense

Noninterest expense increased $2.1 million or 21.1% to $12.0 million in 2009 compared to $9.9 million in 2008 and noninterest expense increased $1.3 million or 14.5% in 2008 compared to $8.6 million in 2007. The following table presents the components of noninterest expense for 2009, 2008 and 2007.

Sources of Noninterest Expense

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)

Salaries	$5,013	$4,667	$4,037
Employee benefits	574	546	454
Occupancy expense	803	605	493
Equipment expense	777	600	555
Data and item processing	623	480	309
Professional and advertising	1,368	1,109	907
Stationary and supplies	241	247	199
Net cost of real estate and repossessions acquired in settlement of loans	358	—	—
Telecommunications expense	222	254	212
FDIC assessment	739	247	70
Accounts receivable financing expense	222	267	133
Other expense	1,031	866	772

Total noninterest expense	$11,971	$9,888	$8,141

Salary expense increased $346 thousand or 7.4% in 2009 compared to 2008. The increase is the result of employee additions in the production and support areas of the Bank as well as general cost of living and merit increases. Employee benefits increased $28 thousand or 5.0% in 2009 over the prior year principally due to an increase in employee group insurance as a result of employee additions in 2009, offset by a decrease in supplemental executive retirement plan expense. As of December 31, 2009, we had the equivalent of 88 full-time employees and operated 5 full service banking offices and an office housing our independent wealth management division.

Occupancy expense increased $198 thousand or 32.7% in 2009 mainly due to maintenance expense increasing $180 thousand and depreciation expense increasing $40 thousand. The increased maintenance expenses in 2009 were due to the increased number and age of facilities to maintain. The increase in occupancy expense is primarily due to the completion and occupancy in July of 2009 of the Company’s 14,000 square foot corporate headquarters and support facility.

Equipment expense increased $177 thousand or 29.5% in 2009 mainly due to depreciation expense increasing $179 thousand, with this increase offset by decreases in other equipment expense accounts. The increase in depreciation expense was primarily due to the addition of furniture and computer hardware and software associated with the Company’s corporate headquarters and support facility.

Data and items processing expense increased $143 thousand or 29.7% in 2009 mainly due to an increasing investment in products and services as well as an increase in the number of customers and accounts. Some of the increase was due to items being expensed in this area that were previously expensed in professional and advertising expenses.

Professional and advertising expenses, which include audit, legal, consulting and marketing and advertising fees, increased $259 thousand or 23.4% to $1.4 million for 2009 compared to $1.1 million in 2008. Legal fees increased $50 thousand year over year due to increased servicing of delinquent loans as well as increased legal advice on Company matters. Audit fees increased $138 thousand during 2009 as compared to 2008 due to an increase in the Company’s internal audit coverage as well as various fees associated with other consultations. Consulting fees increased $62 thousand in 2009 compared to 2008 due to the use of outside expertise for such matters as investment securities valuation and loan portfolio stress analyses. Other outside services decreased by $71 thousand in 2009 compared to 2008, partly due to a decreasing reliance in 2009 on a computer services vendor, as well as items being expensed in data and items processing that were previously expensed to professional and advertising expenses.

Stationary and supplies expense decreased $6 thousand in 2009 compared to same period of 2008 primarily the result of decreases in supply usage at our banking offices and support areas.

Net cost of real estate and repossessions acquired in settlement of loans expense was $358 thousand in 2009. No expense was recorded in this category in 2008 as the Company had minimal investment in real estate and repossessions until the end of the year.

Telecommunication expenses, which include voice and data communications, decreased $32 thousand or 12.6% to $222 thousand for 2009 compared to $254 thousand in 2008.

FDIC insurance increased $492 thousand in 2009 due to increased assessment rates and an increase in our deposit balances. Also, $160 thousand of the increase is related to the special assessment that was levied on all banks by the FDIC.

Accounts receivable financing expense decreased $45 thousand or 16.9% to $222 thousand for 2009 compared to $267 thousand in 2008. Expenses in this line of business were positively impacted by lower client receivable balances in 2009 compared to 2008 due to the weak economic conditions.

Other expenses increased $165 thousand or 19.2% to $1.0 million for 2009 compared to $866 thousand in 2008. Increases in this area are attributable to increased emphasis on training and education as well as increased loan servicing costs.

Noninterest expenses were $9.9 million for the year ended December 31, 2008 compared to $8.6 million for the prior year period. The $1.3 million or 14.5 percent increase reflects the continuing efforts to expand the Company’s infrastructure and branch network. Of the $1.3 million total increase, $700 thousand was in salaries and employee benefits, which are the areas most impacted by the branch network and infrastructure improvements.

Salary expense increased $630 thousand or 15.6% in 2008 compared to 2007. The increase is the result of employee additions in the production and support areas of the Bank as well as general cost of living and merit increases. Employee benefits increased $92 thousand or 20.3% in 2008 over the prior year due to employee additions.

Occupancy expense increased $112 thousand or 22.7% in 2008. Equipment expense increased $45 thousand or 8.1% in 2008 compared to 2007. The increases in occupancy expense and equipment expense were due to the fifth banking office which opened in January 2008.

Data and items processing expense increased $171 thousand or 55.3% in 2008 due to the renewal of the contract with our core system vendor in March 2008 as well as continued growth.

Professional and advertising expenses, which include audit, legal, consulting and marketing and advertising fees, increased $202 or 22.3% to $1.1 million in 2008 compared to $900 thousand in 2007. The increase was due to increased advertising, marketing, legal and audit fees in 2008 over 2007. Advertising and marketing expenses increased due to the increased promotion of the Bank in the Piedmont Triad, while legal fees increased due to assistance required to comply with new regulations as well as an increase in legal costs associated with problem loans. Audit fees increased due to an increase in activities performed by the outsourced internal audit function.

Stationary and supplies expense increased $48 thousand or 24.1% in 2008 compared to the same period in 2007 as a result of growth and the opening of the fifth banking office.

Telecommunications expenses, which include voice and data communications, increased $42 thousand or 19.8% to $254 thousand for 2008 compared to $212 thousand in 2007. FDIC insurance increased $177 in 2008 due to an increase in our deposit balances.

Accounts receivable financing expense increased $134 thousand or 100.8% to $267 thousand for 2008 compared to $133 thousand in 2007. The increase was due to an upward shift in fee income from accounts receivable financing, which this expense account is related to.

Other noninterest expenses increased $93 thousand or 12.0% to $865 thousand for 2008 compared to $772 thousand in 2007. Increases in this area are attributable to growth and the opening of the fifth banking office.

Income Taxes

For the years ended December 31, 2009, 2008 and 2007, we recorded income tax expense of $307 thousand, $586 thousand and $347 thousand, respectively. Our effective tax rate for the years ended December 31, 2009, 2008 and 2007 was 31.3%, 36.1% and 36.2%, respectively.

Analysis of Financial Condition at December 31, 2009, 2008 and 2007

Average earning assets increased to $42.3 million in 2009, or 15.4%, from $275.0 million in 2008. Earning assets represented 92.3% of total assets during the year ended December 31, 2009, and 93.8% and 93.1% during the years ended December 31, 2008 and 2007, respectively. The mix of average earning assets changed from December 31, 2008 to December 31, 2009, with loans declining from 79.3% of total assets in 2008 to 72.5% in 2009, and investment securities increasing from 11.5% of total assets in 2008 to 18.0% in 2009. The shift in earning assets to investments from loans was a conscious strategy in 2008 and 2009 by management to try to invest excess funds in investment securities rather than loans. During the latter part of 2009 management stopped purchasing investment securities due to our perception that the U.S. Treasury’s plan to purchase up to $1.25 trillion in securities would increase overall market security prices and lower yields.

Average Asset Mix

	For the Years Ended December 31,
	2009		2008		2007
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
	(dollars in thousands)
Earning assets:
Loans	$249,264	72.5%	$232,351	79.3%	$182,152	80.3%
Investment securities	61,866	18.0	33,867	11.5	21,689	9.5
Federal funds sold and interest-bearing balances	6,162	1.8	8,738	3.0	7,601	3.3

Total earning assets	317,292	92.3	274,956	93.8	211,442	93.1

Nonearning assets:
Cash and due from banks	8,277	2.4	4,360	1.9	4,776	2.1
Property and equipment	10,508	3.1	7,581	2.1	5,887	2.6
Other assets	7,552	2.2	6,260	2.2	5,127	2.2

Total nonearning assets	26,337	7.7	18,201	6.2	15,790	6.9

Total assets	$343,629	100.0%	$293,157	100.0%	$227,232	100.0%

Loans Receivable

As of December 31, 2009, total loans increased to $251.4 million, up 7.2% from total loans of $245.5 million at December 31, 2008. Construction and land development loans decreased slightly from $55.1 million, or 22.5% of total loans, in 2008 to $55.0 million, or 21.9% of total loans, in 2009. The decrease in construction and development loans was a function of the declining economic conditions during the past two years, as well as a conscious effort by management to decrease the Bank’s exposure to this segment. While management has consciously focused on decreasing its concentration to construction and development loans, it is honoring any commitments to existing credit worthy borrowers. The decline in construction and development loans does not take into account the advances from January 1, 2009 to December 31, 2009 on unfunded or partially funded 1-4 family residential construction loans.

Residential, 1-4 family loans increased from $66.9 million in 2008 to $75.4 million in 2009. The increase in this segment is due to two reasons. First, in August of 2009, the Bank’s primary correspondent lender for residential loans failed, and the Bank stepped in to finance residential mortgages that were committed but not funded by this lender. Second, in 2009, the Bank developed its Builder Participation Program, where it provided financing to credit worthy borrowers that wanted to purchase 1-4 family residential homes out of the Bank’s builder construction portfolio. The Bank’s portfolios of loans secured by farmland, residential, 5 or more families, nonfarm, nonresidential and consumer loans remained relatively unchanged from 2008 to 2009. Commercial and industrial loans decreased from $28.7 million in 2008 to $25.9 million in 2009. The decline was due to fewer opportunities in this segment as a result of the overall weak economic environment that was present in 2008 and 2009.

At December 31, 2009, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 88.6% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $75.4 million or 30.0% of our real estate loans at December 31, 2009. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2009, our ten largest loans accounted for approximately 3.7% of our loans outstanding. As of December 31, 2009, we had outstanding loan commitments of approximately $22.3 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Construction and development	$55,014	$55,124	$55,588	$33,382	$26,747
Secured by farmland	1,865	2,105	2,159	2,214	2,281
Residential, 1-4 families	75,378	66,934	52,187	45,515	41,833
Residential, 5 or more families	4,988	4,415	3,379	1,501	1,496
Nonfarm, nonresidential	85,414	85,362	12,672	21,198	7,903

Total real estate	222,659	213,940	125,985	103,810	80,260
Commercial and industrial	25,868	28,698	83,085	51,923	39,236
Consumer	2,773	2,910	3,899	3,851	3,353

Total	$251,300	$245,548	$212,969	$159,584	122,849

Loan Portfolio Summary, as a percent of total loans

.00000..

	At December 31,
	2009	2008	2007	2006	2005
Construction and development	21.9%	22.4%	26.1%	20.9%	21.8%
Secured by farmland	.7	.9	1.0	1.4	1.9
Residential, 1-4 families	30.0	27.2	24.5	28.6	34.1
Residential, 5 or more families	2.0	1.8	1.6	0.9	1.2
Nonfarm, nonresidential	34.0	34.8	6.0	13.3	6.4

Total real estate	88.6	87.1	59.2	65.1	65.4
Commercial and industrial	10.3	11.7	39.0	32.5	31.9
Consumer	1.1	1.2	1.8	2.4	2.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Loan Maturity/Repricing Distribution

The following table sets forth the maturity distribution of our loans as of December 31, 2009. A significant majority of our loans maturing after one year reprice at three and five year intervals. Approximately 38% of our loan portfolio is comprised of variable rate loans.

	Commercial and Industrial	Construction and Development	Others	Total Amount	%
	(dollars in thousands)
Three months or less	$10,193	$32,584	$52,696	$95,473	37.99%
Over 3 months to 12 months	3,454	4,937	17,112	25,503	10.15
Over 1 year to 5 years	9,827	15,868	74,871	100,566	40.02
Over 5 years	2,394	1,625	25,739	29,758	11.84

Total loans	$25,868	$55,014	$170,418	$251,300	100.00%

Allowance for Loan Losses

We consider the allowance for loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. The procedures and methods used in the determination of the allowance necessarily rely upon various judgments and assumptions about economic conditions and other factors affecting our loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Those agencies may require us to recognize adjustments to the allowance for loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

The following table summarizes the balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance that have been charged to expense.

Analysis of the Allowance for Loan Losses

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Allowance for loan losses at beginning of year	$2,450	$2,120	$1,704	$1,410	$970
Charge-offs:
Real estate - mortgage	(609)	(104)	—	(15)	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	(782)	(135)	(19)	(10)	(37)
Loans to individuals	(49)	(73)	(35)	(14)	(34)

Total charge-offs	(1,440)	(312)	(54)	(39)	(71)

Recoveries:
Real estate - mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	83	9	—	—	1
Loans to individuals	30	30	22	—	2

Total recoveries	113	39	22	—	3

Net (charge-offs) recoveries	(1,327)	(273)	(32)	(39)	(68)
Provision for loan losses charged to operations	2,544	603	448	333	508

Balance at end of period	$3,667	$2,450	$2,120	$1,704	$1,410

Total loans outstanding at year-end	$251,300	$245,548	$212,969	$159,584	$122,849

Average net loans outstanding for the year	$246,253	$232,351	$182,152	$139,324	$105,229

Ratio of net loan charge-offs to average loans outstanding	0.54%	0.12%	0.02%	0.03%	0.06%

Ratio of allowance for loan losses to loans outstanding at period-end	1.46%	1.00%	1.00%	1.00%	1.07%

At December 31, 2009, our allowance for loan losses as a percentage of loans was 1.46%, up from 1.00% at December 31, 2008. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Loans are charged-off against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status unless the loan is considered to be well secured and in process of collection. If the loan is deemed to be collateral dependent, the principal balance is either written down immediately or reserved as a write-down in the Bank’s allowance model to reflect the current market valuation based on an independent appraisal which may be adjusted by management based on more recent market conditions. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full while if it is secured the loan is charged down to the net liquidation value of the collateral.

Net charge-offs of $1.3 million in 2009 increased $1.1 million and $1.3 million when compared to 2008 and 2007, respectively. Net charge-offs from real estate secured loans were $609 thousand and $104 thousand in 2009 and 2008, respectively. There were no net charge-offs from real estate secured loans in 2007. Net charge-offs from commercial and industrial loans were $699 thousand, $126 thousand and $19 thousand for 2009, 2008 and 2007, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2009, net loan charge-offs were 0.54% of average loans compared to 0.12% for the year ending December 31, 2008. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing-down several large collateral dependent loans and completely charging off other loans deemed to be uncollectible. Declining economic conditions resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.46% at December 31, 2009 from 1.00% at December 31, 2008 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 133% as of December 31, 2009 compared to 561% at December 31, 2008. The increase is the result of our allowance increasing approximately 50% year over year and our nonperforming loans increasing approximately 532% year over year.

Allocation of Allowance for Loan Loss

	At December 31,
	2009		2008		2007		2006		2005
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(dollars in thousands)
1-4 residential first liens	$911	20.36	$536	17.62	$374	15.40	$333	18.93	$43	23.40
Construction and development	1,231	21.89	571	22.45	497	26.10	290	20.92	400	21.80
1-4 family junior liens	206	9.63	208	9.64	181	9.10	308	9.30	50	10.70
All other real estate secured	889	36.73	762	37.42	168	8.60	221	15.90	87	9.50

Total real estate loans	3,237	88.61	2,077	87.13	1,220	59.20	1,152	65.05	580	65.40
Commercial and industrial	392	10.29	334	11.68	846	39.00	459	32.54	656	31.90
Consumer	38	1.10	37	1.19	54	1.80	93	2.41	66	2.70
Unallocated	—	—	2	—	—	—	—	—	108	—

Total	$3,667	100.00	$2,450	100.00	$2,120	100.00	$1,704	100.00	$1,410	100.00

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management, however, does consider the allowance for loan losses to be adequate at December 31, 2009.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2009, we had loans totaling $4.6 million (which includes $1.7 million in nonperforming loans) which were considered to be impaired compared to $2.9 million at December 31, 2008. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2009.

Analysis of Loans Considered Impaired

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	6	$1,682	$470
Restructured loans	—	—	—

Total nonperforming loans	6	$1,682	$470

Other impaired loans with allocated reserves	18	2,899	508
Impaired loans without allocated reserves	—	—	—

Total impaired loans	24	$4,581	$978

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans	$2,280	$437	$10	$353	$303
Loans past due 90 days or more days still accruing	484	—	—	—	—
Restructured loans	1,009	—	—	—	—
Foreclosed assets & repossessions	1,288	1,508	—	—	—

Total	$5,061	$1,945	$10	$353	$303

A loan is placed on non-accrual status when, in our judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms.

At December 31, 2009 and 2008, nonperforming assets were approximately 3.49% and 2.54%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2009, on our interest income was approximately $1.0 million as we would have accrued $1.3 million in interest income versus the $300 thousand recognized.

Any loans that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as non performing loans, do not (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results; or (ii) represent material credits about which management has any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Investment Portfolio

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: “held-to-maturity” and “available-for-sale.” While we have no plans to liquidate a significant amount of our securities, the securities classified as available-for-sale may be sold to meet liquidity needs should management deem it to be in our best interest.

Our available-for-sale investment securities totaled $47.2 million at December 31, 2009, $35.6 million at December 31, 2008 and $18.2 million at December 31, 2007. Our held-to-maturity investment securities totaled $10.4 million at December 31, 2009 and $13.2 million at December 31, 2008. We owned no held-to-maturity securities as of December 31, 2007. During 2008 and the beginning of 2009 management executed a strategy to purchase investment securities to take advantage of favorable spreads between yields on securities and our available sources of borrowing. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. In 2009, the Bank recorded impairment loss of $129,000 on one private label security. There were no impairment charges recorded in 2008.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2009	Percentage	2008	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$2,149	4.6%	$2,152	6%
FNMA mortgage-backed securities	10,704	22.7	11,446	32.2
Private label mortgage-backed securities	24,059	51	21,496	60.4
SBIC or SBA debentures	9,772	20.7	—	—
Other domestic debt securities	500	1	500	1.4

Total securities available-for-sale	$47,184	100%	$35,594	100%

Securities held-to-maturity:
Private label mortgage-backed securities	$10,355	100	$13,155	100

Total securities held-to-maturity	10,355	100%	13,155	100%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2009.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$—	$—	$2,149	$—	—	$2,149
	—%	—%	4.37%	—%	—%	4.37%
FNMA mortgage-backed securities(1)	—	—	—	$1,648	$9,056	$10,704
	—	—	—	5.32%	5.39	5.38%
Private label mortgage-backed securities(1)	—	—	—	$12,572	$11,487	$24,059
	—	—	—	6.05%	6.04	6.05%
SBIC or SBA debentures	—	—	—	$1,791	$7,981	$9,772
	—	—	—	4.39%	5.02	4.90%
Other domestic debt securities	—	—	—	$500	—	$500
	—	—	—	5.50%	—	5.50%

Total available-for-sale securities	$—	$—	$2,149	$16,511	$28,524	$47,184

	—%	—%	4.37%	5.78%	5.55%	5.58%

Securities held-to-maturity:
Private label mortgage-backed securities(1)	$—	$—	$—	$—	10,355	$10,355

	—%	—%	—%	—%	6.09%	6.09%

Total held-to-maturity securities	$—	$—	$—	$—	$10,355	$10,355
	—%	—%	—%	—%	6.09%	6.09%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. All other bond maturities are based on maturity date.

Deposits

Deposits increased to $291.7 million, up 7.8% as of December 31, 2009 compared to deposits of $270.6 million at December 31, 2008. Noninterest-bearing deposits increased $2.3 million, or 12.6%, from year end 2008 to year end 2009, while total interest-bearing deposits increased $18.8 million, or 7.4%, over the same period. The most significant increases in deposits are attributed to money market deposits, which increased $10.6 million year over year. Interest-bearing checking accounts increased $7.6 million year over year, driven by what we believe was a move by consumers away from large financial institutions to smaller community banks like ours. Savings deposits increased $2.1 million year over year, and time deposits declined $1.4 million year over year. The composition of time deposits changed from 2008 to 2009, as Certificate of Deposit Account Registry Service (“CDARS”), internet generated time deposits, and time deposits greater than or equal to $100,000 increased $9.0 million from year end 2008 to 2009, while time deposits less than $100,000 declined $10.4 million. The increase in CDARs, internet generated time deposits, and time deposits greater than or equal to $100,000 was part of a plan by management to lock in longer term sources of funding of greater than 1 1/2 years, especially in the internet generated certificate of deposit category.

Total deposits at December 31, 2008 increased $52.1 million or 23.8% compared to total deposits of $218.5 million at December 31, 2007. Noninterest-bearing deposits decreased $3.4 million from year-end 2007 to year-end 2008, while total interest-bearing deposits increased $48.7 million over the same period. Time deposits increased $51.5 million during 2008 of which $11.9 million was attributable to increases in time deposits of $100,000 or more.

The average balance of deposits and interest rates thereon for the years ended December 31, 2009, 2008, and 2007 are summarized below.

Average Deposit Balances and Rates

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest-bearing deposits:
Demand accounts	$33,403.88%		$36,270	1.52%	$46,529	3.76%
Savings and money market	48,219	1.32	33,760	2.52	20,676	3.69
Time deposits	190,096	3.16	157,577	4.37	102,120	4.96

Total interest-bearing deposits	271,718	2.55	227,607	3.59	169,325	4.48
Non-interest-bearing deposits	19,785	—	16,741	—	15,284	—

Total deposits	$291,503	2.38%	$244,348	3.34%	$184,609	4.11%

For the years ended December 31, 2009, 2008 and 2007, our average noninterest-bearing deposits have been approximately 6.8%, 6.9% and 8.3%, respectively, of our average total deposits. To fund our loan growth, in 2009 we continued to look to the wholesale funds market to augment our core funding. We subscribe to an internet bulletin board service to advertise our deposit rates. At year end 2009 and 2008, we had approximately $36.0 million and $39.8 million, respectively, in these types of deposits, most of which have a maturity of two years or less.

As of December 31, 2009, we held approximately $45.2 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $85.8 million of wholesale time deposits or time deposits of $100,000 or more, of which $40.6 million were CDARs time deposits from local individuals and businesses, local governments or municipal entities. Non-brokered time deposits less than $100,000 were approximately $57.1 million at December 31, 2009. The following table is a maturity schedule of our time deposits as of December 31, 2009.

Time Deposit Maturity Schedule

	At December 31, 2009
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Certificates of deposit:
Less than $100,000	$14,944	$8,481	$16,629	$5,117	$45,171
$100,000 or more	33,548	32,089	44,597	27,264	137,498

Total	$48,492	40,570	$61,226	$32,381	$182,669

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at December 31, 2009, compared to $7.0 million on December 31, 2008. At December 31, 2009 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at December 31, 2009.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on December 31, 2009, compared to $15.0 million on December 31, 2008. The increase in deposit funding from 2008 to 2009 allowed the Company to repay $6.0 million in long-term FHLB advances during 2009.

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances. At December 31, 2009 and 2008, outstanding FHLB advances of $9.0 and $15.0 million, respectively, were classified as long-term debt. The average amount outstanding during 2009 and 2008 was $15.0 million and $24.7 million, respectively. Approximately $33.3 million in first and second lien 1-4 family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2009.

Junior Subordinated Debentures

In 2007, the Company issued $8,248,000 of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.60%. The debentures are redeemable on June 17, 2012 or afterwards, in whole or in part, on any December 17, March 17, June 17 or September 17. Redemption is mandatory at June 17, 2037. The Bank guarantees the trust preferred securities through the combined operations of the junior subordinated debentures and other related documents. The Bank’s obligations under the guarantee are unsecured and subordinate to the senior and subordinated indebtedness of the Bank.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority consolidated interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Federal Reserve Board issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For bank holding companies, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associated deferred tax liability.

The following table details the maturities and rates of our borrowings, at December 31, 2009.

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
7/28/2011	9,000,000	0.32%	FHLB Advances, Quarterly, next reprice date 1/28/2010
6/17/2037	8,248,000	1.85%	Junior Subordinated Debentures, Quarterly, next reprice date 3/16/2010

	$17,248,000

Liquidity

Liquidity refers to our continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) lines for the purchase of federal funds from other banks; (d) lines of credit established at the FHLB, less existing advances; and (e) our investment securities portfolio. All our debt securities are of investment grade quality and, if the need arises, can promptly be liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2009 the Bank relied more heavily on wholesale time deposits to meet our liquidity needs. Wholesale deposits increased $37.8 million from December 31, 2008 to December 31, 2009 primarily because of increased use of internet deposits and the use of a wholesale time deposit placement network. The Bank intends to focus on increasing core deposits in order to decrease the amount of wholesale time deposits.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $17.4 million, $21.0 million and $22.8 million of advances from the FHLB at December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, we had outstanding FHLB advances totaling $9.0 million compared to $22.0 million and $16.0 million at December 31, 2008 and 2007, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2009, we owned 13,418 shares of the FHLB’s $100 par value capital stock, compared to 14,616 and 10,930 shares at December 31, 2008 and 2007, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $6.0 million available to us at December 31, 2009 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2009, we did not have any advances under these federal funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2009, we had $567 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of December 31, 2009, our total shareholders’ equity was $27.6 million (consisting of common shareholders’ equity of $21.0 million and preferred stock of $6.6 million) compared with total shareholders’ equity of $18.2 million as of December 31, 2008 (consisting of common shareholders’ equity of $18.2 million and no preferred stock). On January 30, 2009, the Company entered into an agreement with the U.S. Treasury. The Company issued and sold to the U.S. Treasury 7,700 shares of the Company’s Series A Preferred Stock. The Preferred Stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a Warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash.

Common shareholders’ equity increased by approximately $2.8 million to $21.0 million at December 31, 2009 from $18.2 million at December 31, 2008. Part of the increase was due to the issuance in January 2009 of a warrant to purchase 163,830 shares that was recorded at $1.4 million. We experienced net income in 2009 of $674 thousand and an increase in net unrealized gains on available-for-sale securities of $1.3 million. We paid dividends of $305 thousand on preferred shares.

Common shareholders’ equity increased by $511 thousand to $18.2 million at December 31, 2008 from $17.7 million at December 31, 2007. We experienced net income in 2008 of $1.0 million and a change from a net unrealized gain to an unrealized loss on available-for-sale securities of $369. We also recorded a liability of $158 thousand to record the postretirement benefit related to split-dollar life insurance arrangements due to a change in accounting standards related to postretirement benefits on January 1, 2008, which was reflected as a cumulative effect adjustment to retained earnings.

The Bank is subject to minimum capital requirements. As the following table indicates, at December 31, 2009, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At December 31, 2009
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.5%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.2%	4.0%	6.0%
Leverage ratio	8.1%	4.0%	5.0%

Inflation and Other Issues

Because our assets and liabilities are primarily monetary in nature, the effect of inflation on our assets is less significant compared to most commercial and industrial companies. However, inflation does have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also has a significant effect on other expenses, which tend to rise during periods of general inflation. Notwithstanding these effects of inflation, management believes our financial results are influenced more by our ability to react to changes in interest rates than by inflation.

Except as discussed in this Management’s Discussion and Analysis, management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the liquidity, capital resources or operations. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Recent Accounting Pronouncements

Please refer to Note (1) (Q) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Oak Ridge Financial Services, Inc.

Oak Ridge, North Carolina

We have audited the consolidated balance sheets of Oak Ridge Financial Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Financial Services, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Oak Ridge Financial Services, Inc.’s internal control over financial reporting as of December 31, 2009 included in the Form 10-K and, accordingly, we do not express an opinion thereon.

Galax, Virginia

March 30, 2010

104 Cranberry Road, P.O.Box 760, Galax, VA 24333 Phone: 276-238.1800 Fax: 276.238.1801 elliottdavis.com

Consolidated Balance Sheets

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
Assets

Cash and due from banks	$4,140	$3,988
Interest-bearing deposits with banks	6,931	2,314
Federal Funds sold	—	3,282

Total cash and cash equivalents	11,071	9,584
Securities available-for-sale	47,184	35,594
Securities held-to-maturity (fair values of $9,700 in 2009 and $12,781 in 2008)	10,355	13,155
Federal Home Loan Bank Stock, at cost	1,342	1,462
Loans, net of allowance for loan losses of $3,667 in 2009 and $2,450 in 2008	247,633	243,031
Property and equipment, net	10,793	8,926
Foreclosed assets	1,288	1,508
Accrued interest receivable	1,387	1,297
Bank owned life insurance	4,627	4,431
Other assets	2,368	1,684

Total assets	$338,048	$320,672

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$20,520	$18,181
Interest-bearing	271,164	252,423

Total deposits	291,684	270,604
Short-term debt	—	7,000
Long-term debt	9,000	15,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	295	502
Other liabilities	1,229	1,123

Total liabilities	310,456	302,477

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, no par value, $1,000 per share liquidation preference	6,566	—
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2009 and 2008	15,831	15,831
Warrants	1,361	—
Retained earnings	2,602	2,470
Accumulated other comprehensive income (loss)	1,232	(106)

Total stockholders’ equity	27,592	18,195

Total liabilities and stockholders’ equity	$338,048	$320,672

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except per share data)

	2009	2008	2007
Interest and dividend income
Loans and fees on loans	$15,361	$15,738	$14,895
Federal funds sold	—	148	287
Interest on deposits in banks	51	113	102
Federal Home Loan Bank stock dividends	2	50	69
Taxable investment securities	4,220	1,992	1,021

Total interest and dividend income	19,634	18,041	16,374

Interest expense
Deposits	6,940	8,199	7,578
Federal funds purchased	—	2	7
Short-term and long-term debt	488	1,041	1,228

Total interest expense	7,428	9,242	8,813

Net interest income	12,206	8,799	7,561
Provision for loan losses	2,544	603	448

Net interest income after provision for loan losses	9,662	8,196	7,113
Noninterest income
Service charges on deposit accounts	897	805	586
Gain (loss) on sale of securities	38	—	(228)
Mortgage loan origination fees	489	424	428
Investment and insurance commissions	649	814	925
Fee income from accounts receivable financing	728	743	351
Debit card interchange income	337	275	155
Impairment loss on securities	(129)	—	(495)
Income earned on bank owned life insurance	195	162	161
Other service charges and fees	86	93	104

Total noninterest income	3,290	3,316	1,987

Noninterest expense
Salaries	5,013	4,667	4,037
Employee benefits	574	546	454
Occupancy expense	803	605	493
Equipment expense	777	600	555
Data and item processing	623	480	309
Professional and advertising	1,368	1,109	907
Stationary and supplies	241	247	199
Net cost of foreclosed assets	358	—	—
Telecommunications expense	222	254	212
FDIC assessment	739	247	70
Accounts receivable financing expense	222	267	133
Other expense	1,031	866	772

Total noninterest expense	11,971	9,888	8,14?

Income before income taxes	981	1,624	959
Income tax expense	307	586	347

Net income	$674	$1,038	$612

Preferred stock dividends	(305)	—	—
Accretion of discount	(237)	—	—

Income available to common stockholders	$132	$1,038	$612

Basic earnings per common share	$0.07	$0.58	$0.34

Diluted earnings per common share	$0.07	$0.58	$0.33

Basic weighted average shares outstanding	1,791,474	1,791,474	1,790,368

Diluted weighted average shares outstanding	1,791,474	1,791,474	1,827,328

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2009, 2008 and 2007

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2006	$—	1,790,174	$15,820	$—	$978	$(345)		$16,453
Net income					612		612	612
Net change in unrealized loss on investment securities available-for-sale, net of tax expense of $166						608	$608	608

Total comprehensive income							$1,220

Issuance of common stock		1,300	11					11

Balance December 31, 2007	$—	1,791,474	$15,831	$—	$1,590	$263		$17,684
Net income					1,038		$1,038	1,038
Net change in unrealized loss on investment securities available-for-sale, net of tax benefit of $232						(369)	(369)	(369)

Total comprehensive income							$669

Cumulative effect of a change in accounting principle	—				(158)			(158)

Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, continued

Years ended December 31, 2009, 2087 and 2007

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Net income					674		$674	674
Net change in unrealized loss on investment securities available-for-sale, net of tax expense of $610						1,312	1,312	1,312
Reclassification adjustment for investment securities included in net income, net of tax expense of $12						26	26	26

Total comprehensive income							$2,012

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,338							6,339
Preferred stock dividends					(305)			(305)
Issuance of common stock warrant in connection with Capital Purchase Program				1,362				1,361
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock accretion	237				(237)			—

Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$674	$1,038	$612
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	839	620	541
Provision for loan losses	2,544	603	448
Impairment loss on securities	129	—	495
(Gain) loss on sale of securities	(38)	—	228
(Gain) loss on property and equipment	(31)	—	228
Income earned on bank owned life insurance	(195)	(162)	(161)
Net change in trading assets	—	802	—
Net cost of foreclosed assets	358	1	—
Deferred income tax (benefit) expense	(51)	(148)	20
Income taxes payable	(466)	(653)	676
Net (accretion) amortization of discounts and premiums on securities	(867)	(222)	(51)
Changes in assets and liabilities:
Accrued income	(90)	(78)	(257)
Other assets	(1,581)	(54)	(118)
Accrued interest payable	(207)	(51)	106
Other liabilities	572	569	186

Net cash provided by operating activities	1,589	2,265	2,725

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(25,996)	(24,846)	(18,025)
Sales	4,865	—	19,769
Maturities and repayments	12,499	6,181	5,138
Activity in held-to-maturity securities:
Purchases	—	(14,370)	—
Maturities and repayments	2,796	1,261	—
Redemptions (purchases) of Federal Home Loan Bank stock	120	(369)	40
Net increase in loans	(7,961)	(34,527)	(53,426)
Purchases of property and equipment	(2,718)	(2,791)	(2,274)
Proceeds from sale of property and equipment	43	—	—
Proceeds from sale of foreclosed assets	785	91	—

Net cash used in investing activities	(15,567)	(69,370)	(48,778)

Cash flows from financing activities
Net increase in deposits	21,080	52,088	46,231
Proceeds from issuance of guaranteed preferred beneficial interests in the company’s junior subordinated debentures	—	—	8,000
Proceeds from issuance of debt	2,000	13,000	—
Repayment of borrowings	(15,000)	(7,000)	(1,500)
Net proceeds from issuance of preferred stock and warrant to purchase common stock	7,690	—	—
Dividends paid on preferred stock	(305)	—	—
Issuance of common stock	—	—	11

Net cash provided by financing activities	15,465	58,088	52,742

Net increase (decrease) in cash and cash equivalents	1,487	(9,017)	6,689
Cash and cash equivalents, beginning	9,584	18,601	11,912

Cash and cash equivalents, ending	$11,071	$9,584	$18,601

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$7,635	$9,293	$8,707

Taxes	$354	$1,075	$16

Non-cash investing and financing activities
Reclassification of held-to-maturity securities to available-for-sale securities	$—	$—	$1,510

Investment in non-bank subsidiary	$—	$—	$248

Foreclosed assets acquired in settlement of loans	$853	$1,594	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

The consolidated financial statements include the accounts of Oak Ridge Financial Services, Inc. (Oak Ridge) and its wholly owned subsidiary, Bank of Oak Ridge (the Bank) (collectively referred to hereafter as the Company). The Bank has one wholly-owned subsidiary, Oak Ridge Financial Corporation, which is currently inactive. All significant inter-company transactions and balances have been eliminated in consolidation.

(B)	Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset.

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

(C)	Business

Oak Ridge is a bank holding company incorporated in North Carolina in April of 2007. The principal activity of Oak Ridge is ownership of the Bank. The Bank provides financial services through its branch network located in Guilford County, North Carolina. The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company has no foreign operations, and the Company’s customers are principally located in Guilford county, North Carolina, and adjoining counties.

(D)	Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other financial institutions and overnight investments. Overnight investments include federal funds sold which are generally outstanding for one day periods.

(E)	Investment Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

(F)	Loans

Loans are generally stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Impaired loans are defined as those which management believes it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring.

Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

(G)	Allowance for Loan Losses

The allowance for loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Thus, future changes to the AFLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

The AFLL related to loans that are identified for evaluation and deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans. Another component of the AFLL covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is also maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

(H)	Foreclosed Assets

Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Repossessions are recorded at the fair value less cost to sell.

(I)	Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw up to $17.4 million and $21.1 million of advances from the FHLB at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had outstanding advances totaling $9.0 million and $15.0 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2009 and 2008, the Company owned 13,418 and 14,616 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

(J)	Property and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets which range from 25 to 50 years for bank premises and 3 to 10 years for furniture and equipment. Construction in progress includes buildings and equipment carried at cost and depreciated once placed into service.

Maintenance, repairs, renewals and minor improvements are charged to expense as incurred. Major improvements are capitalized and depreciated.

(K)	Short-Term Debt

Short-term debt consists of securities sold under agreements to repurchase, overnight sweep accounts, federal funds purchased and short-term FHLB advances.

(L)	Long-Term Debt and Junior Subordinated Notes Related to Trust Preferred Securities

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $9.0 million on December 31, 2009, compared to $15.0 million long-term FHLB advances outstanding on December 31, 2008. The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Oak Ridge Financial Statutory Trust I is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the trust are included in other assets.

(M)	Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred taxes and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities on their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The Company’s policy is to classify any interest recognized as interest expense and to classify any penalties recognized as an expense other than income tax expense.

(N)	Advertising Costs

Advertising costs are expensed as incurred.

(O)	Stock Option Plan

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements in accordance with generally accepted accounting principles. The cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award. However, since all of the Company’s stock options are vested there was no compensation expense measured in the years ending December 31, 2007, 2008 and 2009.

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

(P)	Net Income Per Share

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

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of December 31, 2009 the warrant, covering approximately 164,000 shares, issued to the U.S. Treasury Department was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At December 31, 2009 and 2008, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share. At December 31, 2007, 43,000 options had an exercise price greater than the average market price for the year and were included in computing diluted earnings per share.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$132	1,791	$0.07

Effect of dilutive securities	—	—

Diluted net income per share	$132	1,791	$0.07

	Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$1,038	1,791	$0.58

Effect of dilutive securities	—	—

Diluted net income per share	$1,038	1,791	$0.58

	Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$612	1,790	$0.34

Effect of dilutive securities	—	37

Diluted net income per share	$612	1,827	$0.33

(Q)	Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

(R)	Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

(S)	New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December, 2009, to include this guidance.

New guidance was issued in December 2008, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The guidance was effective for the Company for the year ended December 31, 2009 but had no effect on the consolidated financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(T)	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

(2)	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,039	$110	$—	$2,149
FNMA mortgage-backed securities	10,069	635	—	10,704
Private label mortgage-backed securities	22,956	1,104	—	24,059
SBIC or SBA debentures	9,616	156	—	9,772
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$45,179	$2,005	$—	$47,184

Held-to-maturity
Private label mortgage-backed securities	10,355	15	(670)	9,700

Total securities available-for-sale	$10,355	$15	$(670)	$9,700

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,044	$108	$—	$2,152
FNMA mortgage-backed securities	10,920	526	—	11,446
Private label mortgage-backed securities	22,303	95	(902)	21,496
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$35,767	$729	$(902)	$35,594

Held-to-maturity
Private label mortgage-backed securities	13,155	26	(400)	12,781

Total securities available-for-sale	$13,155	$26	$(400)	$12,781

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. In 2009, the Bank recorded impairment loss of $129,000 on one private label security. There were no impairment charges recorded in 2008.

The Bank had approximately $1.3 million and $1.5 million at December 31, 2009 and 2008, respectively, of investments in stock of the FHLB, which is carried at cost. On November 2, 2009, FHLB paid a dividend for the third quarter of 2009 of 0.41%. The FHLB also announced that it would not repurchase activity-based excess capital stock and would continue to evaluate on a quarterly basis whether to repurchase excess capital stock. FHLB stated that the dividend and excess capital stock repurchase decisions continue to reflect the FHLB conservative financial management approach in light of continued volatility in the financial markets. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2009 or December 31, 2008. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $6.1 million and $6.8 million at December 31, 2009 and 2008 were pledged as collateral on public deposits or for other purposes as required or permitted by law.

(2)	INVESTMENT SECURITIES, CONTINUED

Gross realized gains and losses for the years ended December 31 follows (dollars in thousands):

	December 31,
	2009	2008	2007
Realized gains	$38	$—	$—
Realized losses	—	—	(228)

	$38	$—	$(228)

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at December 31, 2009. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA mortgage-backed securities	—	—	—	—	—	—
Private label mortgage-backed securities	—	—	—	—	—	—
SBIC or SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

Held-to-maturity
Private label mortgage-backed securities	2,938	(142)	5,784	(528)	8,722	(670)

Total temporarily impaired securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Private label mortgage-backed securities	17,793	(902)	—	—	(17,793)	(902)

Total temporarily impaired securities	$17,793	$(902)	$—	$—	$(17,793)	$(902)

Held-to-maturity
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
Private label mortgage-backed securities	10,727	(400)	—	—	(10,727)	(400)

Total temporarily impaired securities	$10,727	$(400)	$—	$—	$(10,727)	$(400)

As of December 31, 2009, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline. Management has determined one private label mortgage-backed security is impaired. Accordingly, a $129,000 realized loss has been recognized as an impairment loss on securities in the Consolidated Statement of Operations. Other than the security identified as impaired, management does not believe any of the unrealized losses above are due to credit quality.

(2)	INVESTMENT SECURITIES, CONTINUED

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at December 31, 2009 were as follows (dollars in thousands):

	Available-for-Sale				Held-to-Maturity
	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Due in one year or less	$		$		$		$
Due after one year through five years		2,039		2,149		—		—
Due after five years through ten years		15,636		16,511		—		—
Due after ten years		27,504		28,524		10,355		9,700

		$45,179		$47,184		$10,355		$9,700

(3)	LOANS

The major components of loans on the balance sheet at December 31, 2009 and 2008 are as follows (dollars in thousands):

	December 31,
	2009	2008
Commercial	$25,868	$28,698
Real estate:
Construction and development	55,014	55,124
Residential, 1-4 families	75,378	66,934
Residential, 5 or more families	4,988	4,415
Nonfarm, nonresidential	85,478	85,362
Agricultural	1,865	2,105
Consumer	2,773	2,910

	251,364	245,548
Deferred loan origination fees, net of costs	(64)	(67)
Allowance for loan losses	(3,667)	(2,450)

	$247,633	$243,031

At December 31, 2009, the recorded investment in loans that are considered to be impaired is $4.6 million; of this total $4.6 million had allowance for loan losses allocated to these loans was $978,000. At December 31, 2009 $216,000 of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $430,000 and therefore did not require allocated reserves. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $2.9 million; of this total, $70,000 had allowance for loan losses allocated to these loans in the amount of $44,000. At December 31, 2008 there were no impaired loans that were written down through partial charge-offs and therefore did not require allocated reserves.

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2009 was $4.6 million. For the year ended December 31, 2009, the Company recognized approximately $203,000 of interest income on impaired loans.

The average recorded investment in loans that were considered to be impaired during the year ended December 31, 2008 was $1.0 million. For the year ended December 31, 2008, the Company recognized approximately $139,000 of interest income on impaired loans.

Nonaccrual loans were $2.3 million and $437,000 at December 31, 2009 and 2008, respectively. Loans past due ninety days or more and still accruing were $484,000 at December 31, 2009. There were no loans past due ninety days or more and still accruing at December 31, 2008.

The Company, through its normal lending activity, originates and maintains loans receivable that are substantially concentrated in Guilford, Forsyth and Alamance counties in North Carolina. The Company’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company, and such changes could be significant.

Loans of approximately $33.3 million at December 31, 2009 are pledged as eligible collateral for FHLB advances.

(4)	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 follows (dollars in thousands):

	2009	2008	2007
Beginning balance	$2,450	$2,120	$1,704
Provision for loan losses	2,544	603	448
Recoveries	113	39	22
Loans charged off	(1,440)	(312)	(54)

Ending balance	$3,667	$2,450	$2,120

(5)	BANK PREMISES AND EQUIPMENT

Components of property and equipment and total accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2009	2008
Land, buildings and improvements	$9,218	$7,249
Construction in progress	—	673
Furniture and equipment	5,019	3,686

Property and equipment, total	14,237	11,608
Less accumulated depreciation	(3,444)	(2,682)

Property and equipment, net of depreciation	$10,793	$8,926

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $ 839,000, $620,000 and $541,000, respectively. On July 15, 2009 the Company completed construction of its Corporate Center in Oak Ridge.

Leases

The Company has non-cancelable operating leases for four branch locations and one administrative office. These lease agreements have terms ranging from 5 to 20 years and will expire between 2013 and 2025. Rent expense related to these leases was $383,000, $324,000 and $286,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2009, the schedule of future minimum rent payments is as follows: (dollars in thousands)

2010	348
2011	357
2012	363
2013	335
2014	306
Thereafter	3,015

$4,724

(6)	INCOME TAXES

Current and Deferred Income Tax Components

The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows (dollars in thousands):

	2009	2008	2007
Current
Federal	$137	$353	$269
State	119	85	58

Deferred tax asset valuation allowance change	256	438	327

Deferred
Federal	116	125	20
State	(67)	8	(8)
Deferred tax asset valuation change	2	15	8

Deferred tax asset valuation allowance change	51	148	20

Net income tax expense	$307	$586	$347

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of operations for the years ended December 31, 2009, 2008 and 2007 is as follows (dollars in thousands):

	2009	2008	2007
Tax at statutory federal rate	$334	$552	$327
Income from bank owned life insurance	(66)	(55)	(55)
State taxes, net of federal benefit	36	54	62
Other	1	20	5
Deferred tax asset valuation allowance change	2	15	8

Total	$307	$586	$347

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	2009	2008
Deferred tax assets
Allowance for loan losses	$1,242	$881
Accrued compensation	299	215
State carryforwards	79	23
Other real estate owned	61	—
Unrealized loss on investment securities	50	—
Post retirement benefit obligation	100	106
Deferred loan fees	—	26
Unrealized depreciation on available-for-sale securities	—	67

Total deferred tax assets	1,831	1,318
Valuation allowance	(25)	(23)

Deferred tax asset	1,806	1,295

Deferred tax liabilities
Accretion of bond discount	(421)	(110)
Depreciation	(718)	(425)
Deferred loan fees	(25)	—
Unrealized appreciation on available-for-sale securities	(773)	—

Total deferred tax liabilities	(1,937)	(535)

Net deferred tax asset (liability)	$(131)	$760

(6)	INCOME TAXES, CONTINUED

At December 31, 2009, 2008 and 2007, the Company had net loss carryforwards for state income tax purposes of approximately $548,000, $486,000 and $176,000, respectively. The state net loss carryforwards begin to expire in 2022. Utilization of state net loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income of the appropriate type and character prior to expiration. Accordingly, the Company has established a deferred tax valuation allowance to offset state net loss carryforwards. For the years ended December 31, 2009, 2008 and 2007, the valuation allowance increased $2,000, $15,000 and $8,000, respectively.

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the recognition provisions of ASC 740 which prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. There was no cumulative effect adjustment upon adoption.

There have been no gross amounts of unrecognized tax benefits or interest or penalties related to uncertain tax positions since adoption. There are no unrecognized tax benefits that would, if recognized, affect the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Years prior to December 31, 2006 are closed for federal, state and local income tax matters.

(7)	BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	2009	WAR	2008	WAR
Advances from FHLB	$—	—%	$—	—%

Total short-term borrowings	—	—	—	—

Advances from FHLB	9,000	0.32	15,000	3.60

Total long-term obligations	9,000	0.32	15,000	3.60

Total borrowed funds	$9,000	0.32%	$15,000	3.60%

The following table details the maturities and rates of our long-term borrowings from the FHLB, at December 31, 2009.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
July 28, 2008	Variable rate	$9,000	3 years	0.32%	July 28, 2011

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first and second mortgage loans. The eligible residential 1-4 family first and second mortgage loans as of December 31, 2009, were $33.3 million. This agreement with the FHLB provides for a line of credit up to 30% of the Bank’s assets, subject to the Bank providing adequate collateral to secure the borrowings. In addition, the Bank had investments with a market value of $52.5 million held in safekeeping that the Bank can provide as collateral for borrowings. The maximum month end balances were $17.0 million, $22.0 million and $20.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $6.0 million.

(7)	BORROWED FUNDS, CONTINUED

Junior Subordinated Debentures

In 2007, the Company issued $8,248,000 of junior subordinated debentures to Oak Ridge Statutory Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The Trust was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 28, 2037, and bear interest at the floating rate equal to the three-month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

(8)	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company contributed $137,000, $116,000, and $104,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependant care or health care.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $4.6 million at December 31, 2009, and $4.4 million at December 31, 2008.

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6%. The liability accrued for this obligation was $1 million and $835,000 at December 31, 2009 and 2008, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability.

Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. Entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company elected to recognize a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 1, 2008. The cumulative-effect adjustment to retained earnings resulted in a $158,000 decrease to retained earnings.

Stock Option Plans

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

(8)	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED

Activity under the Company plans during the year ended December 31, 2009 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2008	6,163	170,674	3	178,934
Forfeited	2,125	(2,125)	—	—

Balance, December 31, 2009	8,288	168,549	3	178,934

There were no options exercised during the years ended December 31, 2009 and 2008.

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

There were no options granted in the years ending December 31, 2009 or 2008.

Information regarding the stock options outstanding at December 31, 2009 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,513	1.58 Years	$8.80	$—
$10.00-10.39	139,668	4.92 Years	$10.00	—
$10.40-11.20	106,302	4.76 Years	$10.70	—

	347,483	3.89 Years	$9.86	$—

The weighted average exercise price for options outstanding at January 1, 2009 was $9.86, and the weighted average exercise price of options forfeited during the year ended December 31, 2009 was $10.71. No compensation expense was recognized in 2007, 2008 or 2009 as all outstanding stock options have vested.

(9)	DEPOSITS

At December 31, 2009 and 2008, certificates of deposit of $100,000 or more amounted to approximately $45.2 million and $80.0 million, respectively. At December 31, 2009, the scheduled maturities of time deposits are as follows: (dollars in thousands)

Three months or less	$48,492
Four months to one year	101,796
Two to three years	32,282
Three to four years	99
Four to five years	—
Thereafter	—

$182,669

(10)	RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were $25,000 at December 31, 2009. The Company did not require a cash reserve balance at December 31, 2008.

(11)	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $22.3 million and standby letters of credit of $551,000 at December 31, 2009.

The Company’s exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Company uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer’s creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral obtained varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, real estate, inventories and accounts receivable. Management does not anticipate any significant losses as a result of these financial instruments and anticipates funding them from normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position or results of operations of the Company.

(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$11,071	$11,071	$6,302	$6,302
Federal funds sold	—	—	3,282	3,282
Securities, available-for-sale	47,184	47,184	35,594	35,594
Securities, held-to-maturity	10,355	9,700	13,155	12,781
Federal Home Loan Bank Stock	1,342	1,342	1,462	1,462
Loans, net of allowance for loan losses	247,633	248,875	243,031	266,338
Bank owned life insurance	4,627	4,627	4,431	4,431

Financial liabilities
Deposits	291,684	293,763	270,604	271,699
Short term debt	—	—	7,000	7,000
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	9,000	9,000	15,000	15,000

The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. Refer to Note 1(E) for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in Note 11, these off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Fair Value Hierarchy

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

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

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

(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Assets recorded at fair value on a recurring basis

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$47,184	$—	$46,684	$500

Total assets at fair value	$47,184	$—	$46,684	$500

December 31, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$35,594	$4,113	$30,981	$500

Total assets at fair value	$35,594	$4,113	$30,981	$500

Assets recorded at fair value on a nonrecurring basis

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$4,581	$—	$—	$4,581
Foreclosed assets	1,288	—	—	1,288

Total assets at fair value	$5,869	$—	$—	$5,869
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$2,932	$—	$—	$2,932
Foreclosed assets	1,508	—	—	1,508

Total assets at fair value	$4,886	$—	$—	$4,886
Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009 and 2008.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2009	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2009	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2008	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2008	$500

(13)	REGULATORY MATTERS

Oak Ridge (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Oak Ridge’s dividends will be made from dividends received from the Bank. The Bank, as a North Carolina Chartered bank, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina Statutes 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of such bank.

Quantitative measures established by regulation to ensure capital adequacy require Oak Ridge and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Based on the most recent notification from the FDIC, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank and Oak Ridge’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to Risk-Weighted Assets)
Oak Ridge	$40,225	14.8%	$21,763	8.0%	n/a	n/a
Bank of Oak Ridge	$31,126	11.5%	$21,743	8.0%	$27,179	10.0%
Tier I Capital (to Risk-Weighted Assets)
Oak Ridge	$36,243	13.3%	$10,881	4.0%	n/a	n/a
Bank of Oak Ridge	$27,725	10.2%	$10,872	4.0%	$16,307	6.0%
Tier I Capital (to Average Assets)
Oak Ridge	$36,243	10.6%	$13,693	4.0%	n/a	n/a
Bank of Oak Ridge	$27,725	8.1%	$13,683	4.0%	$17,104	5.0%

December 31, 2008
Total Capital (to Risk-Weighted Assets)
Oak Ridge	$28,745	11.1%	$20,717	8.0%	n/a	n/a
Bank of Oak Ridge	$27,165	10.5%	$20,697	8.0%	$25,871	10.0%
Tier I Capital (to Risk-Weighted Assets)
Oak Ridge	$24,342	9.4%	$10,358	4.0%	n/a	n/a
Bank of Oak Ridge	$24,614	9.5%	$10,348	4.0%	$15,523	6.0%
Tier I Capital (to Average Assets)
Oak Ridge	$24,361	7.7%	$12,655	4.0%	n/a	n/a
Bank of Oak Ridge	$24,658	7.8%	$12,645	4.0%	$15,806	5.0%

(14)	OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY)

Condensed financial information for Oak Ridge Financial Services, Inc. is as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	2009	2008
Assets
Cash	$6,645	$1,521
Investment in subsidiary	28,957	24,521
Other assets	248	414

Total assets	$35,850	$26,456

Liabilities and Stockholders’ Equity
Accrued interest payable	$10	$13
Junior subordinated notes related to trust preferred securities	8,248	8,248

Total liabilities	8,258	8,261

Commitments and contingencies	—	—
Total stockholders’ equity	27,592	18,195

Total liabilities and stockholders’ equity	$35,850	$26,456

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	For the Year ended
	2009	2008
Dividends from bank subsidiary	$520	$410
Interest income	150	83
Equity in undistributed income of subsidiary	195	833
Dividend income	9	13
Interest expense	(221)	(406)
Income tax benefit	21	105

Net income	$674	$1,038

(14)	OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY), CONTINUED

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Year ended
	2009	2008
OPERATING ACTIVITIES:
Net income	$674	$1,038
Equity in earnings of subsidiary	(195)	(833)
Net change in other assets & other liabilities	173	(122)

Net cash provided by operating activities	652	83

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(2,913)	(2,700)

Net cash used by investing activities	(2,913)	(2,700)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	7,690	—
Payment of dividends on preferred stock	(305)	—

Net cash provided (used) in financing activities	7,385	—

Net change in cash	5,124	(2,617)
Cash and cash equivalents, beginning	1,521	4,138

Cash and cash equivalents, ending	$6,645	$1,521

(15)	RELATED PARTY TRANSACTIONS

Oak Ridge and the Bank have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (“Related Parties”) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than normal risk of collectability nor present any unfavorable features.

Loans at December 31, 2009 and 2008 include loans to officers and directors and their associates totaling approximately $2.4 million and $2.0 million, respectively. During 2009, approximately $600 thousand in loans were disbursed to officers, directors and their associates and principal repayments of approximately $200 thousand were received on such loans. Relationship changes during 2009 also reduced the outstanding amount by approximately $1.0 million.

On July 31, 2008, the Company purchased land in Oak Ridge for $850,000 from a Director of the Company. The Company constructed its corporate headquarters on the land and took occupancy of the building on July 15, 2009.

(19)	U.S. TREASURY’S TROUBLED ASSET RELIEF PROGRAM (TARP) CAPITAL PURCHASE PROGRAM

On January 30, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 7,700 shares of the Company’s fixed rate cumulative preferred stock, Series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued warrants to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash. This resulted in restrictions on the Company’s ability to pay dividends on its common stock and to repurchase shares of its common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on the Company’s common stock, and (2) the Company may not repurchase any of its outstanding common stock. Additionally, until January 16, 2012, the Company is required to obtain the consent of the U.S. Treasury in order to declare or pay any dividend or make any distribution on its common stock, or, subject to certain exceptions, repurchase outstanding shares of our common stock, unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of those shares to third parties.

Stockholder Information

Annual Meeting

The Annual Meeting of Shareholders will be held on Thursday, June 10, 2010 at 7:00 p.m. at the Corporate Center for Oak Ridge Financial Services, Inc. located at 2211 Oak Ridge Road, Oak Ridge, NC 27310.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s independent registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(d) Nomination Procedures - There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosures.

(e) Audit Committee Financial Expert - The information required about the Company’s Audit Committee Financial Expert is set forth under the section captioned “Report of Audit Committee” in the Proxy Statement, which section is incorporated herein by reference.

(f) Code of Ethics - The Company has adopted its “Code of Ethics for Senior Officers Policy”, a code of ethics that applies to its senior officers. The Code of Ethics for Senior Officers Policy is Exhibit 14 to this Report. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics for Senior Officers Policy that applies to the principal executive officer or senior financial officers that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

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

For a complete list of each director and nominee of the Company, see “Proposal I-Election of Directors–Nominees” in the Proxy Statement, which section is incorporated herein by reference. For information on director independence, see the sections captioned “Company Board Composition,”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Proposal 3 Ratification of Selection of the Independent Registered Public Accounting Firm” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 15.	EXHIBITS

15(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

	Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

	Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2009 Semi-Annual Incentive Plan.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE FINANCIAL SERVICES, INC.

	By:	/s/ Ronald O. Black
Dated: March 30, 2010		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black	President, Chief Executive Officer and Director	March 31, 2010
Ronald O. Black

/s/ Thomas W. Wayne	Senior Vice President and Chief Financial Officer	March 31, 2010
Thomas W. Wayne

/s/ L. William Vasaly, III	Senior Vice President and Chief Credit Officer	March 31, 2010
L. William Vasaly, III

/s/ Douglas G. Boike	Director	March 31, 2010
Douglas G. Boike

/s/ Herbert M. Cole	Director	March 31, 2010
Herbert M. Cole

/s/ James W. Hall	Director	March 31, 2010
James W. Hall

/s/ Billy R. Kanoy	Director	March 31, 2010
Billy R. Kanoy

/s/ Lynda J. Anderson	Director	March 31, 2010
Lynda J. Anderson

/s/ Stephen S. Neal	Director	March 31, 2010
Stephen S. Neal

/s/ John S. Olmsted	Director	March 31, 2010
John S. Olmsted

/s/ Manuel L. Perkins	Director	March 31, 2010
Manuel L. Perkins

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit (10)(xvi)	Bank of Oak Ridge 2009 Semi-Annual Incentive Plan

Exhibit (21)	Subsidiary of the Company

Exhibit (31.1)	Certification of Ronald O. Black

Exhibit (31.2)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.