Form 10-Q
period 2010-03-31
Oak Ridge Financial Services, Inc.
filed 2010-05-13
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 6, 2010, was as follows:

Class	Number of Shares
Common Stock, no par value	1,791,474

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This form contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s and its subsidiary’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this form that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	The Company’s ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company and the Bank of Oak Ridge, as well as their ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

(Dollars in thousands, except per share data)

	2010	2009
Assets

Cash and due from banks	$3,131	$4,140
Interest-bearing deposits with banks	25,946	6,931
Federal Funds sold	—	—

Total cash and cash equivalents	29,077	11,071
Securities available-for-sale	40,420	47,184
Securities held-to-maturity (fair values of $9,113 in 2010 and $9,700 in 2009)	9,675	10,355
Federal Home Loan Bank Stock, at cost	1,342	1,342
Loans, net of allowance for loan losses of $3,812 in 2009 and $3,667 in 2009	248,107	247,633
Property and equipment, net	10,728	10,793
Foreclosed assets	1,200	1,288
Accrued interest receivable	1,456	1,387
Bank owned life insurance	4,670	4,627
Other assets	2,456	2,368

Total assets	$349,131	$338,048

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$22,175	$20,520
Interest-bearing	279,430	271,164

Total deposits	301,605	291,684
Short-term debt	—	—
Long-term debt	9,000	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	299	295
Other liabilities	1,833	1,229

Total liabilities	320,985	310,456

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, no par value, $1,000 per share liquidation preference	6,625	6,566
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2010 and 2009	15,831	15,831
Warrants	1,361	1,361
Retained earnings	3,086	2,602
Accumulated other comprehensive income	1,243	1,232

Total stockholders’ equity	28,146	27,592

Total liabilities and stockholders’ equity	$349,131	$338,048

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009 (Unaudited)

(Dollars in thousands except per share data)

	2010	2009
Interest and dividend income
Loans and fees on loans	$3,738	$3,791
Federal funds sold	—	1
Interest on deposits in banks	6	15
Federal Home Loan Bank stock dividends	1	—
Taxable investment securities	888	889

Total interest and dividend income	4,633	4,696

Interest expense
Deposits	1,262	2,062
Short-term and long-term debt	47	167

Total interest expense	1,309	2,229

Net interest income	3,324	2,467
Provision for loan losses	353	366

Net interest income after provision for loan losses	2,971	2,101
Noninterest income
Service charges on deposit accounts	200	203
Gain on sale of securities	386	—
Mortgage loan origination fees	61	156
Investment and insurance commissions	192	174
Fee income from accounts receivable financing	190	174
Debit card interchange income	104	71
Income earned on bank owned life insurance	43	31
Other service charges and fees	19	19

Total noninterest income	1,195	828

Noninterest expense
Salaries	1,397	1,240
Employee benefits	153	158
Occupancy expense	236	186
Equipment expense	194	170
Data and item processing	155	145
Professional and advertising	434	290
Stationary and supplies	61	61
Net loss (gain) on sale of foreclosed and repossessed assets	(7)	119
Telecommunications expense	57	67
FDIC assessment	131	73
Accounts receivable financing expense	59	53
Other expense	288	213

Total noninterest expense	3,158	2,775

Income before income taxes	1,008	154
Income tax expense	369	54

Net income	$639	$100

Preferred stock dividends	(96)	(64)
Accretion of discount	(59)	(44)

Income available to common stockholders	$484	$(8)

Basic earnings per common share	$0.27	$0.00

Diluted earnings per common share	$0.27	$0.00

Basic weighted average shares outstanding	1,791,474	1,791,474

Diluted weighted average shares outstanding	1,791,474	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three months ended March 31, 2010 and 2009 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Net income					100		$100	100
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $13						24	24	24

Total comprehensive income							$124

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,888							6,888
Issuance of common stock warrant in connection with Capital Purchase Program				812				812
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock accretion	44				(44)			—

Balance March 31, 2009	$6,923	1,791,474	$15,831	$811	$2,526	$(82)		$26,009

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, continued

Three months ended March 31, 2010 and 2009 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					639		$639	639
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $151						253	253	253
Reclassification adjustment for investment securities included in net income, net of tax expense of $144						(242)	(242)	(242)

Total comprehensive income							$647

Preferred stock dividends					(96)			(96)
Preferred stock accretion	59				(59)			—

Balance March 31, 2010	$6,625	1,791,474	$15,831	$1,361	$3,086	$1,243		$28,146

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009 (Unaudited)

(In thousands)

	2010	2009
Cash flows from operating activities
Net income	$639	$100
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	219	178
Provision for loan losses	353	366
(Gain) loss on sale of securities	(386)	—
(Gain) loss on property and equipment	(7)	—
Income earned on bank owned life insurance	(43)	(32)
(Gain) loss on sale of foreclosed assets	(7)	—
Deferred income tax (benefit) expense	(111)	78
Income taxes payable	422	79
Net (accretion) amortization of discounts and premiums on securities	(149)	(148)
Changes in assets and liabilities:
Accrued income	(69)	(115)
Other assets	(88)	(103)
Accrued interest payable	4	3
Other liabilities	(67)	(51)

Net cash provided by operating activities	710	355

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	—	(14,801)
Sales	4,719	—
Maturities and repayments	2,569	2,215
Activity in held-to-maturity securities:
Purchases	—	—
Maturities and repayments	706	639
Redemptions (purchases) of Federal Home Loan Bank stock	—	210
Net increase in loans	(560)	(4,744)
Purchases of property and equipment	(163)	(1,380)
Proceeds from sale of property and equipment	16	—
Proceeds from sale of foreclosed assets	184	—

Net cash used in investing activities	7,471	(17,861)

Cash flows from financing activities
Net increase in deposits	9,921	23,760
Repayment of borrowings	—	(7,000)
Net proceeds from issuance of preferred stock and warrant to purchase common stock	—	7,700
Dividends paid on preferred stock	(96)	—

Net cash provided by financing activities	9,825	24,460

Net increase in cash and cash equivalents	18,006	6,954
Cash and cash equivalents, beginning	11,071	9,584

Cash and cash equivalents, ending	$29,077	$16,538

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2010 and 2009 (Unaudited)

(In thousands)

	2010	2009
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$1,305	$2,232

Taxes	$4	$24

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$82	$—

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

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The balance sheet as of December 31, 2009 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). This quarterly report should be read in conjunction with the Annual Report.

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

Notes to Consolidated Financial Statements—(Continued)

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2010, the date the financial statements were issued.

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

Stock options outstanding of 347,483 shares and the warrant issued to the U.S. Treasury Department covering 163,850 shares were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company’s exercise price for the respective periods ending March 31, 2010 and 2009.

Notes to Consolidated Financial Statements—(Continued)

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,038	$112	$—	$2,150
FNMA mortgage-backed securities	9,341	665	—	10,006
Private label mortgage-backed securities	17,060	1,064	—	18,124
SBIC or SBA debentures	9,461	179	—	9,640
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$38,400	$2,020	$—	$40,420

Held-to-maturity
Private label mortgage-backed securities	9,675	17	(579)	9,113

Total securities available-for-sale	$9,675	$17	$(579)	$9,113

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,039	$110	$—	$2,149
FNMA mortgage-backed securities	10,069	635	—	10,704
Private label mortgage-backed securities	22,956	1,104	—	24,059
SBIC or SBA debentures	9,616	156	—	9,772
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$45,179	$2,005	$—	$47,184

Held-to-maturity
Private label mortgage-backed securities	10,355	15	(670)	9,700

Total securities available-for-sale	$10,355	$15	$(670)	$9,700

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges recorded in the three-month period ended March 31, 2010. In 2009, the Bank recorded impairment loss of $129,000 on one private label security.

The Bank had approximately $1.3 million at March 31, 2010 and December 31, 2009, of investments in stock of the FHLB, which is carried at cost. On March 25, 2010, FHLB announced that it would pay a dividend for the first quarter of 2010 of 0.27%. The FHLB also announced that it would not repurchase activity-based excess capital stock and would continue to evaluate on a quarterly basis whether to repurchase excess capital stock. FHLB stated that the dividend and excess capital stock repurchase decisions continue to reflect the FHLB conservative financial management approach in light of continued volatility in the financial markets. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $5.7 million and $6.1 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains on the sale of securities for the three months ended March 31, 2010 were $386,000. There were no gross realized gains or losses on sale of securities for the three months ended March 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

Note 3. Securities, continued

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity investment securities portfolios at March 31, 2010 and December 31, 2009. There were no unrealized losses in the Company’s available-for-sale portfolio at March 31, 2010 and December 31, 2009. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Held-to-maturity
Private label mortgage-backed securities	4,219	(205)	3,930	(374)	8,149	(579)

Total temporarily impaired securities	$4,219	$(205)	$3,930	$(374)	$8,149	$(579)

December 31, 2010
Held-to-maturity
Private label mortgage-backed securities	2,938	(142)	5,784	(528)	8,722	(670)

Total temporarily impaired securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

As of March 31, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline. Management determined one private label mortgage-backed security to be impaired in the fourth quarter of 2009. Accordingly, a $129,000 realized loss was recognized as an impairment loss in 2009. Other than the security identified as impaired, management does not believe any of the unrealized losses above are due to credit quality.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at March 31, 2010 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,038	2,150	—	—
Due after five years through ten years	10,555	11,100	—	—
Due after ten years	25,807	27,170	9,675	9,113

	$38,400	$40,420	$9,675	$9,113

Note 4. Stock Option Plans

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

Activity under the Company plans during the three months ended March 31, 2010 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2009	8,288	168,549	3	178,934
No activity	—	—	—	—

Balance, March 31, 2010	8,288	168,549	3	178,934

Notes to Consolidated Financial Statements—(Continued)

Note 4. Stock Option Plans, continued

There were no options exercised during the three months ended March 31, 2010 and 2009.

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

There were no options granted, forfeited or exercised in the periods ending March 31, 2010 or 2009.

Information regarding the stock options outstanding at March 31, 2010 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	101,513	1.08 Years	$8.80	$—
$10.00-10.39	139,668	4.42 Years	$10.00	—
$10.40-11.20	106,302	4.26 Years	$10.70	—

	347,483	3.39 Years	$9.86	$—

The weighted average exercise price for options outstanding at January 1, 2010 was $9.86. No compensation expense was recognized in 2009 and for the three months ended March 31, 2010.

Note 5. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

The Oak Ridge Statutory Trust I (the “Trust”) was created by the Company on September 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities that mature on September 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after September 17, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on September 17, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after September 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

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

Notes to Consolidated Financial Statements—(Continued)

Note 6. Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$29,077	$29,077	$11,071	$11,071
Federal funds sold	—	—	—	—
Securities, available-for-sale	40,420	40,420	47,184	47,184
Securities, held-to-maturity	9,675	8,989	10,355	9,700
Federal Home Loan Bank Stock	1,342	1,342	1,342	1,342
Loans, net of allowance for loan losses	248,107	248,504	247,633	248,875
Bank owned life insurance	4,670	4,670	4,627	4,627

Financial liabilities
Deposits	301,605	303,547	291,684	293,763
Short term debt	—	—	—	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	9,000	9,000	9,000	9,000

The estimated fair values of net loans, deposits and long-term obligations at March 31, 2010 and December 31, 2009 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. Refer to Note 3 for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Notes to Consolidated Financial Statements—(Continued)

Note 6. Fair Value of Financial Instruments, continued

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

March 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,150	$—	$2,150	$—
FNMA mortgage-backed securities	10,006	—	10,006	—
Private label mortgage-backed securities	18,124	—	18,124	—
SBIC or SBA debentures	9,640	—	9,640	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$40,420	$—	$39,920	$500

Total assets at fair value	$40,420	$—	$39,920	$500

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,149	$—	$2,149	$—
FNMA mortgage-backed securities	10,704	—	10,704	—
Private label mortgage-backed securities	24,059	—	24,059	—
SBIC or SBA debentures	9,772	—	9,772	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$47,184	$—	$46,684	$500

Total assets at fair value	$47,184	$—	$46,684	$500

Notes to Consolidated Financial Statements—(Continued)

Note 6. Fair Value of Financial Instruments, continued

Assets recorded at fair value on a nonrecurring basis

March 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
1-4 family residential construction loans	$3,268	$—	$—	$3,268
Revolving, open-end loans secured by 1-4 family residential properties	129	—	—	129
Closed-end first lien loans secured by 1-4 family residential properties	389	—	—	389
Commercial and industrial loans	151	—	—	151

Loans receivable	3,937	—	—	3,937
Foreclosed assets	1,200	—	—	1,200

Total assets at fair value	$5,137	$—	$—	$5,137

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
1-4 family residential construction loans	$2,437	$—	$—	$2,437
Revolving, open-end loans secured by 1-4 family residential properties	129	—	—	129
Closed-end first lien loans secured by 1-4 family residential properties	710	—	—	710
Loans secured by nonfarm, nonresidential properties	192	—	—	192
Commercial and industrial loans	135	—	—	135

Loans receivable	3,603	—	—	3,603
Foreclosed assets	1,288	—	—	1,288

Total assets at fair value	$4,891	$—	$—	$4,891

Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2010 and the year ended December 31, 2009.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, March 31, 2010	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2009	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2009	$500

Notes to Consolidated Financial Statements—(Continued)

Note 7. U.S. Treasury’s Troubled Asset Relief Capital Purchase Program

On January 30, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 7,700 shares of the Company’s fixed rate cumulative preferred stock, Series A (“Series A Preferred Stock”). The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash. This resulted in restrictions on the Company’s ability to pay dividends on its common stock and to repurchase shares of its common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on the Company’s common stock, and (2) the Company may not repurchase any of its outstanding common stock. Additionally, until January 16, 2012, the Company is required to obtain the consent of the Treasury in order to declare or pay any dividend or make any distribution on its common stock, or, subject to certain exceptions, repurchase outstanding shares of our common stock, unless we have redeemed all of the Series A Preferred Stock or the Treasury has transferred all of those shares to third parties.

Note 8. Recent Accounting Pronouncements

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value of financial instruments footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are a commercial bank holding company, incorporated in 2007. The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The Bank was incorporated and began banking operations in 2000. The Bank is engaged in commercial banking predominantly in Guilford and Forsyth Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Guilford and Forsyth Counties.

Executive Summary

In the first three months of 2010, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company, either by developing strategies to grow existing revenue streams or by improving operational efficiencies. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. Through our Community Loan Investment Program, which is being utilized by the majority of our builders, we have been able to move 10 out of 20 jumbo homes and 10 out of 19 conventional homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.6 million to $5.3 million, and the reduction of our exposure to conventional homes from $4.6 million to $2.1 million. We have also extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at www.bankofoakridge.com.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the year ended December 31, 2009, we reduced our borrowings with the FHLB from $22 million to $9 million by increasing noninterest and interest bearing deposits by approximately $21.1million. The reduction in borrowings with the FHLB has provided us with additional availability to meet unforeseen liquidity demands that may arise. We currently have securities with a market value of $5.7 million pledged to the FHLB, and have unpledged securities held in safekeeping at the FHLB with a market value of $43.3 million that could be pledged or sold if needed. The Bank also has unused Federal Funds purchased lines totaling $6.0 million with two correspondent banks. In addition, management has plans to continue to build off-balance sheet sources of liquidity. In the fourth quarter of 2009, the Bank explored pledging qualifying commercial loans as collateral through the Federal Reserve Discount Window. Management decided not to explore this alternative but in the second half of 2010 intends to explore leveraging our existing relationship with the FHLB by pledging certain commercial loans as collateral for borrowings. Additionally, the Bank has had great success in attracting core deposits in the first quarter of 2010 through increased marketing, advertising and sales activities.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the CPP on January 30, 2009. Of the total $7.7 million CPP funds received, to date $1.1 million of the CPP funds have been contributed to the Bank as additional equity capital. The remaining funds, approximately $6.6 million, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 11.70% and 11.45% at March 31, 2010 and December 31, 2009, respectively, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.6 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 15.1% at March 31, 2010 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements, and has had presentations with four different firms to discuss potential options for raising capital in the future.

Improving Operational Earnings

Pretax, pre-loan loss provision, post-CPP dividend payment, earnings were $879 thousand for the three months ended March 31, 2010, compared to $456 thousand for the same period in 2009, an increase of approximately $423 thousand.

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Income before income taxes	$1,008	$154
Add:
Provision for loan losses	353	366
Subtract:
Pretax gain on sale of securities	(386)	—
Preferred stock dividends	(96)	(64)

Pretax, pre-loan loss provision, post-CPP dividend payment earnings	$879	$456

During the fourth quarter of 2008, in anticipation of receiving the CPP funds, management began implementing a strategy to invest unutilized capital at the holding company level from our 2007 trust preferred issuance in private label mortgage-backed and government agency securities, well before mortgage rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the Treasury, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $13.1 million in private label mortgage-backed securities and government agency securities in the fourth quarter of 2008, and an additional $24.8 million of Small Business Investment Company (“SBIC”) debentures, Small Business Administration (“SBA”) debentures and private label mortgage-backed securities during the first six months of 2009. Although one private label security was determined to be impaired by management and resulted in a $129 thousand write-down during the year ended December 31, 2009, the investment purchase strategy by management has resulted in an effective deployment of part of the CPP funds, and has positively offset the Company’s CPP dividends and loan loss provisions in 2009.

Our core strategies continue to be (1) grow the loan portfolio while maintaining high asset quality; (2) increase noninterest income; (3) grow core deposits; (4) manage expenses; and (5) make strategic investments in personnel and technology to increase revenue and increase efficiency.

Comparison of Results of Operations for the Three-Month Periods Ending March 31, 2010 and 2009

Net Income

In 2010, our income available to common stockholders was $484 thousand or $0.27 basic and diluted earnings per share, compared to loss available to common stockholders of $8 thousand or $0.00 basic and diluted earnings per share for 2009. The increase in earnings is primarily due to an increase in the net interest margin and noninterest income, offset by an increase in noninterest expense.

The following table shows annualized return on assets (net income divided by average assets), annualized return on equity (net income divided by average shareholders’ equity) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the three months ended March 31 presented.

	2010	2009
Return on assets	0.76%	0.35%
Return on equity	9.20	5.81
Shareholders’ equity to assets	8.10	7.50

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and our interest-bearing liabilities and the various rate spreads between our interest-earning assets and interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio, and the availability of particular sources of funds, such as non interest-bearing deposits.

Total interest income decreased $63 thousand or 1.3% to $4.6 million in 2010 compared to $4.7 million in interest income in 2009. Increases in our average earning assets of $12.1 million in 2010 when compared to 2009 positively impacted interest income, however, the increase in average assets were more than offset by a 31 basis point decline in yields on interest-earning assets.

Total interest expense decreased $920 thousand or 41.3% to $1.3 million in 2010 from $2.2 million in 2009, primarily the result of decreased market rates paid on Bank certificates of deposit and borrowings. Our average cost of funds for 2010 was 1.81%, a decrease of 130 basis points when compared to 3.11% for 2009. The average cost on interest bearing deposit accounts decreased 155 basis points from 3.15% paid in 2009 to 1.86% paid in 2010, while our average cost of borrowed funds decreased 155 basis points during 2010 compared to 2009.

Our net interest income for 2010 was $3.3 million, an increase of $857 thousand or 34.7% when compared to net interest income of $2.5 million 2009. Our net interest margin for 2010 was 4.20% compared to 3.24% for 2009. The significant increase in the net interest margin from 2009 to 2010 was primarily due to the significant decline in rates on non interest-bearing liabilities from 2009 to 2010.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2010 and 2009 (dollars in thousands).

Sources of Noninterest Income

	2010	2009
Service charges on deposit accounts	$200	$203
Gain on sale of securities	386	—
Mortgage loan origination fees	61	156
Investment and insurance commissions	192	174
Fee income from accounts receivable financing	190	174
Debit card interchange income	104	71
Income earned on bank owned life insurance	43	31
Other service charges and fees	19	19

Total noninterest income	$1,195	$828

In 2010 noninterest income increased $367 thousand or 44.3% to $1.2 million compared to $828 thousand for the same period in 2009. Most of this increase was due to a gain on sale of securities of $386 thousand in 2010 compared to no gain on sale of securities in 2009. Service charges on deposit accounts were down by $3 thousand or 1.5% as we saw a decline in overdraft fees. Mortgage loan origination fees were down by $95 thousand or 60.9% due to lower refinancing and purchase activity. Investment and insurance commissions were up by $18 thousand or 10.3% due to a moderate increase in investment sales. Fee income from accounts receivable financing was up by $24 thousand or 13.7% due to a higher level of accounts receivable by our customers in 2010 compared to 2009. Debit card interchange income was up by $34 thousand or 46.5% due to the introduction of a debit cards rewards program at the end of 2009. Income earned on bank owned life insurance was up by $12 thousand or 38.7% due to higher rates in 2009 on the underlying life insurance policies. Other service changes and fees were unchanged from 2009 to 2010.

Noninterest Expense

Noninterest expense increased $383 thousand or 13.8% to $3.2 million in 2010 compared to $2.8 million in 2009. The following table presents the components of noninterest expense for three-month periods ended March 31, 2010 and 2009 (dollars in thousands).

Sources of Noninterest Expense

	2010	2009
Salaries	$1,397	$1,240
Employee benefits	153	158
Occupancy	236	186
Equipment	194	170
Data and item processing	155	145
Professional and advertising	434	290
Stationary and supplies	61	61
Net cost of foreclosed assets and repossessed assets	(7)	119
Telecommunications expense	57	67
FDIC assessment	131	73
Accounts receivable financing expense	59	53
Other expense	288	213

Total noninterest expense	$3,158	$2,775

Salary expense increased $157 thousand or 12.7% in 2010 compared to 2009. The increase is the result of employee additions in the production and support areas of the Bank as well as cost of living, merit and promotion related salary increases. Employee benefits decreased $5 thousand or 3.2% in 2009 over the prior year principally due to an decrease in employee group insurance as a result of competitive shopping in mid 2009, offset by increases in other employee benefit expenses. At March 31, 2010, we had the equivalent of 87 full-time employees and operated 5 full service banking offices and an office housing our independent wealth management division.

Occupancy expense increased $50 thousand or 26.9% in 2010 mainly due to the completion and occupancy of the Company’s new corporate headquarters in July of 2009, which led to an increase in depreciation expense of $15 thousand in 2010. Some of the increase was caused by an increase of $18 thousand in repairs and maintenance expense in 2010 compared to 2009 The increased maintenance expenses in 2010 were due to the increased number and age of facilities to maintain.

Equipment expense increased $24 thousand or 14.1% in 2010 mainly due to depreciation expense increasing $27 thousand, with this increase offset by decreases in other equipment expense accounts. The increase in depreciation expense was primarily due to the addition of furniture and computer hardware and software associated with the Company’s corporate headquarters and support facility.

Data and items processing expense increased $10 thousand or 6.9% in 2010 mainly due to an increasing investment in products and services as well as an increase in the number of customers and accounts.

Professional and advertising expenses, which include audit, legal, consulting and marketing and advertising fees, increased $144 thousand or 49.7% to $434 thousand for 2010 compared to $290 thousand in 2009. Marketing and advertising expenses increased $98 thousand year over year due to a significant “Move your Money” advertising campaign launched in the first three months of 2010. Consulting fees increased $26 thousand in 2010 compared to 2009 due to the use of outside expertise for such matters as investment securities valuation and loan portfolio stress analyses. Increases in other expense items such as legal fees and other outside services made up the remainder of the increase.

Stationary and supplies expense was relatively unchanged from 2009 to 2010.

Net loss (gain) on sale of foreclosed and repossessed assets decreased $126 thousand or 105.9% from 2009 to 2010, as the real estate market stabilized in the latter part of 2009 and early 2010. The majority of the expense in 2009 was related to write-downs on foreclosed assets.

Telecommunication expenses, which include voice and data communications, decreased $10 thousand or 14.9% to $57 thousand for 2010 compared to $67 thousand in 2009 due to the renegotiation of long distance calls with the Company’s telecommunication vendor.

FDIC insurance increased $58 thousand in 2010 due to increased assessment rates and an increase in our deposit balances from 2009 to 2010.

Accounts receivable financing expense increased $6 thousand or 11.3% to $59 thousand for 2010 compared to $53 thousand in 2009. Expenses in this line of business were up slightly due to an increase in the underlying revenue.

Other expenses increased $75 thousand or 35.2% to $288 thousand for 2010 compared to $213 thousand in 2009. Increases in this area are attributable to increased emphasis on training and education as well as increased loan servicing costs.

Income Taxes

In 2010 and 2009, we recorded income tax expense of $369 thousand and $54 thousand, respectively. Our effective tax rate for 2010 and 2009 were 36.6% and 35.1%, respectively.

Analysis of Financial Condition at March 31, 2010 and December 31, 2009

Loans Receivable

As of March 31, 2010, total loans increased to $251.9 million, up 0.2% from total loans of $251.3 million at December 31, 2009. The increase in loans is a result of the Bank’s continuing expansion in the Piedmont Triad area. Although the number of loan opportunities that meet the Company’s underwriting standards has declined, there are some opportunities with existing and new clients of the Company, and the Company makes every effort to extend credit to credit qualified consumers and businesses. The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small- and medium-sized businesses, real estate loans, and consumer loans.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At March 31,
	2010	2009
Allowance for loan losses at beginning of period	$3,667	$2,448
Loans charged off:
Real estate - mortgage	(210)	(65)
Home equity lines of credit	—	—
Commercial and industrial	(5)	—
Loans to individuals	(6)	(10)

Total charge-offs	(221)	(75)

Recoveries:
Real estate - mortgage	—	—
Home equity lines of credit	—	—
Commercial and industrial	5	83
Loans to individuals	8	—

Total recoveries	13	83

Net charge-offs	(208)	8
Provision for loan losses	353	366

Allowance for loan losses at end of period	$3,812	$2,822

Total loans outstanding at end of period	$251,919	$251,919

Average loans outstanding	$251,983	$251,983

Ratios:
Ratio of net loan charge-offs to average loans outstanding	0.33%	(0.01)%
Ratio of allowance for loan losses to loans outstanding at period-end	1.51%	1.12%

At March 31, 2010, our allowance for loan losses as a percentage of loans was 1.51%, up from 1.46% at December 31, 2009 and 1.12% at March 31, 2009. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $208 thousand in the first three months of 2010 increased $216 thousand when compared to the same period in 2009. Charge-offs from real estate secured loans were $210 thousand and $65 thousand in 2010 and 2009, respectively. There were no charge-offs from home equity lines of credit in the first three months of 2010 and 2009. Charge-offs from commercial and industrial loans were $5 thousand in the first three months of 2010 compared to no charge offs during the same period in 2009. Charge-offs from loans to individuals was $6 thousand and $10 thousand in the first three months of 2010 and 2009, respectively. There were minimal recoveries in the first three months of 2010, however, there were $83 thousand in commercial and industrial loan recoveries during the same period in 2009. Asset quality remains a top priority of the Bank. For the three months ended March 31, 2010, annualized net loan charge-offs were 0.33% of average loans compared to annualized net recoveries of 0.01% for the three months ended March 31, 2009. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing off one real estate loan secured by a second deed of trust in the three months ended March 31, 2010. The increase in the allowance for loan losses to loans to 1.51% at March 31, 2010 from 1.12% at March 31, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 64% as of March 31, 2010 compared to 99% at December 31, 2009. The decrease is the result of our allowance increasing approximately 35% year over year and our nonperforming loans increasing approximately 114% year over year.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2010, we had loans totaling $4.9 million (which includes $1.8 million in nonperforming loans) which were considered to be impaired compared to $4.6 million at December 31, 2009. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at March 31, 2010.

Analysis of Loans Considered Impaired (Dollars in thousands)

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	6	$1,833	$611
Restructured loans	—	—	—

Total nonperforming loans	6	$1,833	$611

Other impaired loans with allocated reserves	12	3,027	312
Impaired loans without allocated reserves	—	—	—

Total impaired loans	18	$4,860	$923

At March 31, 2010 and December 31, 2009, nonperforming assets were approximately 2.05% and 1.61%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and its effect on several large borrowers of the Bank has contributed to the overall increase in nonperforming assets from year end 2009 to March 31, 2010.

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

Investment Portfolio

Our available-for-sale investment securities totaled $40.4 million at March 31, 2010, compared to $47.2 million at December 31, 2009. The overall decline was due to repayments on these securities as well as the sale of two securities for a pre-tax gain of $386,000 that had a recorded balance net of any unrealized gain of approximately $5.1 million on the date the securities were sold. Our held-to-maturity investment securities totaled $9.7 million at March 31, 2010 and $10.4 million at December 31, 2009. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. As of March 31, 2010 and March 31, 2009 this analysis resulted in no impairment charges on the underlying securities.

Deposits

Deposits increased to $301.6 million, up 7.8% as of March 31, 2010 compared to deposits of $291.7 million at December 31, 2009. Noninterest-bearing deposits increased $1.7 million, or 8.1%, from year end 2009 to March 31, 2010, while total interest-bearing deposits increased $8.3 million, or 3.0%, over the same period. Most of the increases in deposits were concentrated in non-interest demand, NOW, and money market and savings deposits. During this same time management began a conscious effort to reduce time deposits, particularly brokered and internet generated time deposits, by paying lower market rates on these products. This resulted in a decrease in time deposits from December 31, 2009 to March 31, 2010.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at March 31, 2010 and December 31, 2009. At March 31, 2010 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at March 31, 2010.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on March 31, 2010 and December 31, 2009.

Junior Subordinated Debentures

In 2007, the Company issued $8.248 million of junior subordinated debentures to Oak Ridge Statutory Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on March 31, 2010 and December 31, 2009.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first three months of 2010, the Bank’s reliance on brokered and internet generated time deposits declined due to increases in core deposits from customers within the Bank’s geographic market.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $11.9 million and $17.4 million of advances from the FHLB at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, we had outstanding FHLB advances totaling $9.0 million.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2010 and December 31, 2009, we owned 13,418 shares of the FHLB’s $100 par value capital stock.

We also had unsecured federal funds lines in the aggregate amount of $6.0 million available to us at March 31, 2010 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2010, we did not have any advances under these federal funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of March 31, 2010, we had $620 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of March 31, 2010, our total shareholders’ equity was $28.1 million (consisting of common shareholders’ equity of $21.5 million and preferred stock of $6.6 million) compared with total shareholders’ equity of $27.6 million as of December 31, 2009 (consisting of common shareholders’ equity of $21.0 million and preferred stock of $6.6 million).

Common shareholders’ equity increased by approximately $554 thousand to $21.5 million at March 31, 2010 from $21.0 million at December 31, 2009. We experienced net income in the first three months of 2010 of $639 thousand and an increase in net unrealized gains on available-for-sale securities of $11 thousand. We paid dividends of $96 thousand on preferred shares in January 2010. The remaining decrease was due to accretion of preferred stock discount of $59 thousand in the first three months of 2010.

The Bank is subject to minimum capital requirements. As the following table indicates, at March 31, 2010, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At March 31, 2010
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.7%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.5%	4.0%	6.0%
Leverage ratio	8.2%	4.0%	5.0%

Recent Accounting Pronouncements

Please refer to Note (8) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

ITEM 4T.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2010 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6.	EXHIBITS

15(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2009 Semi-Annual Incentive Plan, incorporated herein by reference to Exhibit (10)(xvi) to the Form 10-K filed with the SEC on March 31, 2010.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: May 13, 2010	S/S RONALD O. BLACK
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 13, 2010	S/S THOMAS W. WAYNE
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)