Form 10-Q
period 2010-06-30
Oak Ridge Financial Services, Inc.
filed 2010-08-13
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2010, was as follows:

Class	Number of Shares
Common Stock, no par value	1,791,474

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This form contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s and its subsidiary’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this form that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	The Company’s ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company and its subsidiaries, as well as their ability to attract and retain qualified people;

•

We are likely to be impacted by the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became law on July 21, 2010. As much of the Act will require the adoption of implementing regulations by a number of different regulatory bodies, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain;

•	the costs and effects of legal, accounting and regulatory developments and compliance; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

(Dollars in thousands, except per share data)

	2010	2009
Assets
Cash and due from banks	$4,784	$4,140
Interest-bearing deposits with banks	20,716	6,931

Total cash and cash equivalents	25,500	11,071
Securities available-for-sale	37,434	47,184
Securities held-to-maturity (fair values of $8,768 in 2010 and $9,700 in 2009)	9,091	10,355
Federal Home Loan Bank Stock, at cost	1,342	1,342
Loans, net of allowance for loan losses of $3,814 in 2010 and $3,667 in 2009	249,508	247,633
Property and equipment, net	10,645	10,793
Foreclosed assets	572	1,288
Accrued interest receivable	1,404	1,387
Bank owned life insurance	4,711	4,627
Other assets	2,495	2,368

Total assets	$342,702	$338,048

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$25,363	$20,520
Interest-bearing	269,968	271,164

Total deposits	295,331	291,684
Short-term debt	—	—
Long-term debt	9,000	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	279	295
Other liabilities	1,851	1,229

Total liabilities	314,709	310,456

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, no par value, $1,000 per share liquidation preference	6,683	6,566
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2010 and 2009	15,831	15,831
Warrants	1,361	1,361
Retained earnings	2,947	2,602
Accumulated other comprehensive income	1,171	1,232

Total stockholders’ equity	27,993	27,592

Total liabilities and stockholders’ equity	$342,702	$338,048

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans and fees on loans	$3,687	$3,832	$7,425	$7,622
Federal funds sold	—	—	—	1
Interest on deposits in banks	14	15	20	28
Federal Home Loan Bank stock dividends	1	—	2	—
Taxable investment securities	746	1,198	1,634	2,089

Total interest and dividend income	4,448	5,045	9,081	9,740

Interest expense
Deposits	1,161	1,898	2,423	3,961
Short-term and long-term debt	48	134	95	300

Total interest expense	1,209	2,032	2,518	4,261

Net interest income	3,239	3,013	6,563	5,479
Provision for loan losses	784	303	1,137	669

Net interest income after provision for loan losses	2,455	2,710	5,426	4,810
Noninterest income
Service charges on deposit accounts	194	205	394	408
Gain on sale of securities	—	—	386	—
Mortgage loan origination fees	123	145	184	301
Investment and insurance commissions	278	162	470	336
Fee income from accounts receivable financing	236	181	426	355
Debit card interchange income	122	84	226	155
Income earned on bank owned life insurance	41	65	84	97
Other service charges and fees	22	23	41	42

Total noninterest income	1,016	865	2,211	1,694

Noninterest expense
Salaries	1,320	1,256	2,718	2,484
Employee benefits	463	142	616	300
Occupancy expense	224	178	460	365
Equipment expense	225	174	419	344
Data and item processing	186	155	341	300
Professional and advertising	303	324	737	614
Stationary and supplies	68	53	129	108
Net loss on sale of foreclosed and repossessed assets	52	182	45	302
Telecommunications expense	60	73	117	139
FDIC assessment	138	219	269	292
Accounts receivable financing expense	84	56	143	109
Other-than-temporary impairment loss	21	105	21	105
Other expense	338	285	626	515

Total noninterest expense	3,482	3,202	6,641	5,977

Income (loss) before income taxes	(11)	373	996	527
Income tax expense (benefit)	(26)	131	342	185

Net income	$15	$242	$654	$342

Preferred stock dividends	(96)	(97)	(192)	(161)
Accretion of discount	(86)	(67)	(172)	(111)

Income (loss) available to common stockholders	$(167)	$78	$290	$70

Basic earnings (loss) per common share	$(0.09)	$0.04	$0.16	$0.04

Diluted earnings (loss) per common share	$(0.09)	$0.04	$0.16	$0.04

Basic weighted average shares outstanding	1,791,474	1,791,474	1,791,474	1,791,474

Diluted weighted average shares outstanding	1,791,474	1,791,474	1,791,474	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Six months ended June 30, 2009 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Net income					342		$342	342
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $495						916	916	916

Total comprehensive income							$1,258

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,888							6,888
Issuance of common stock warrant in connection with Capital Purchase Program				812				812
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock dividends					(112)			(112)
Preferred stock accretion	111				(111)			—

Balance June 30, 2009	$6,990	1,791,474	$15,831	$811	$2,589	$810		$27,993

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, continued

Six months ended June 30, 2010 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					654		$654	654
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $101						193	193	193
Reclassification adjustment for investment securities included in net income, net of tax expense of $132						(254)	(254)	(254)

Total comprehensive income							$593

Preferred stock dividends					(192)			(192)
Preferred stock accretion	117				(117)			—

Balance June 30, 2010	$6,683	1,791,474	$15,831	$1,361	$2,947	$1,171		$28,146

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009 (Unaudited)

(In thousands)

	2010	2009
Cash flows from operating activities
Net income	$654	$342
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	441	358
Provision for loan losses	1,137	669
(Gain) loss on sale of securities	(386)	—
Other-than-temporary impairment loss	21	105
Income earned on bank owned life insurance	(84)	(97)
(Gain) loss on sale of foreclosed assets	45	7
Deferred income tax (benefit) expense	(140)	—
Income taxes payable	446	(270)
Net (accretion) amortization of discounts and premiums on securities	(256)	(421)
Changes in assets and liabilities:
Accrued income	(17)	(170)
Other assets	(127)	194
Accrued interest payable	(16)	(41)
Other liabilities	409	657

Net cash provided by operating activities	2,127	1,333

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	—	(23,980)
Sales	4,719	—
Maturities and repayments	5,538	6,176
Activity in held-to-maturity securities:
Maturities and repayments	1,278	1,582
Redemptions (purchases) of Federal Home Loan Bank stock	—	210
Net increase in loans	(3,132)	(1,559)
Purchases of property and equipment	(293)	(2,358)
Proceeds from sale of property and equipment	29	—
Proceeds from sale of foreclosed assets	708	11

Net cash provided by (used in) investing activities	8,847	(19,918)

Cash flows from financing activities
Net increase in deposits	3,647	27,838
Repayment of borrowings	—	(7,000)
Net proceeds from issuance of preferred stock and warrant to purchase common stock	—	7,700
Dividends paid on preferred stock	(192)	(112)

Net cash provided by financing activities	3,455	28,426

Net increase in cash and cash equivalents	14,429	9,841
Cash and cash equivalents, beginning	11,071	9,584

Cash and cash equivalents, ending	$25,500	$19,425

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2010 and 2009 (Unaudited)

(In thousands)

	2010	2009
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$2,534	$4,302

Taxes	$55	$99

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$82	$18

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

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

Stock options outstanding of 347,483 shares and the warrant issued to the U.S. Treasury Department (“Treasury”) covering 163,850 shares were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company’s common stock for the respective periods ending June 30, 2010 and 2009. For the three and six months ended June 30, 2010, the inclusion of the common stock equivalents in the computation would have been anti-dilutive.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,037	$148	$—	$2,185
FNMA mortgage-backed securities	8,276	586	(3)	8,859
Private label mortgage-backed securities	15,732	970	—	16,702
SBIC or SBA debentures	8,984	204	—	9,188
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$35,529	$1,908	$(3)	$37,434

Held-to-maturity
Private label mortgage-backed securities	9,091	94	(417)	8,768

Total securities available-for-sale	$9,091	$94	$(417)	$8,768

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,039	$110	$—	$2,149
FNMA mortgage-backed securities	10,069	635	—	10,704
Private label mortgage-backed securities	22,956	1,104	—	24,059
SBIC or SBA debentures	9,616	156	—	9,772
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$45,179	$2,005	$—	$47,184

Held-to-maturity
Private label mortgage-backed securities	10,355	15	(670)	9,700

Total securities available-for-sale	$10,355	$15	$(670)	$9,700

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. As a result of this analysis, the Bank recorded a $21,000 impairment charge in the three-month period ended June 30, 2010. During the same period in 2009, the Bank recorded an impairment loss of $105,000 on one private label security.

The Bank had approximately $1.3 million at June 30, 2010 and December 31, 2009, of investments in stock of the FHLB, which is carried at cost. On July 29, 2010, FHLB announced that it would pay a dividend for the second quarter of 2010 of 0.44%. The FHLB also announced that it would repurchase activity-based excess capital stock on August 17, 2010 from shareholders. The amount of the activity-based excess stock to be repurchased from any shareholder will be based on the shareholder’s total capital stock as of August 9, 2010. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $5.0 million and $6.1 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains on the sale of securities for the six months ended June 30, 2010 were $386,000. There were no gross realized gains or losses on sale of securities for the six months ended June 30, 2009.

Note 3. Securities, continued

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity investment securities portfolios at June 30, 2010 and December 31, 2009. There were no unrealized losses in the Company’s available-for-sale portfolio at June 30, 2010 and December 31, 2009. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Available-for-sale
FNMA mortgage-backed security	2,012	(3)	—	—	2,012	(3)
Held-to-maturity
Private label mortgage-backed securities	—	—	6,117	(417)	6,117	(417)

Total temporarily impaired securities	$2,012	$(3)	$6,117	$(417)	$8,129	$(420)

December 31, 2009
Held-to-maturity
Private label mortgage-backed securities	2,938	(142)	5,784	(528)	8,722	(670)

Total temporarily impaired securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

As of June 30, 2010, management does not have the intent to sell any of the securities classified as available-for sale or held-to-maturity in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline. Management determined one private label mortgage-backed security to be impaired in the fourth quarter of 2009. Accordingly, a $129,000 realized loss was recognized as an impairment loss in 2009. A review of the Bank’s private label mortgage-backed securities as of June 30, 2010 followed by impairment testing resulted in an impairment charge of $21,000 as of and for the three months ended June 30, 2010 on another private label mortgage-backed security. Other than the two securities identified as impaired, management does not believe any of the unrealized losses above are due to credit quality.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at June 30, 2010 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$990	$1,078	$—	$—
Due after one year through five years	1,046	1,107	—	—
Due after five years through ten years	10,734	11,369	—	—
Due after ten years	22,759	23,880	9,091	8,768

	$35,529	$37,434	$9,091	$8,768

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

Activity under the Company plans during the six months ended June 30, 2010 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2008	8,288	168,549	3	178,934
Forfeited	4,500	(4,500)	34,962	(34,962)

Balance, June 30, 2010	12,788	164,049	34,465	143,972

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

There were no options granted or exercised in the six months ending June 30, 2010 or 2009. Options of 39,462 were forfeited in the six months ended June 30, 2010. There were no options forfeited in the six months ended June 30, 2009.

Information regarding the stock options outstanding at June 30, 2010 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	88,281	0.83 Years	$8.80	$—
$10.00-10.39	124,168	4.17 Years	$10.00	—
$10.40-11.20	95,572	3.98 Years	$10.70	—

	308,021	3.15 Years	$9.87	$—

The weighted average exercise price for options outstanding at January 1, 2010 was $9.87. No compensation expense was recognized in 2009 and for the six months ended June 30, 2010.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$25,500	$25,500	$11,071	$11,071
Securities, available-for-sale	37,434	37,434	47,184	47,184
Securities, held-to-maturity	9,091	8,768	10,355	9,700
Federal Home Loan Bank Stock	1,342	1,342	1,342	1,342
Loans, net of allowance for loan losses	253,322	255,192	247,633	248,875
Bank owned life insurance	4,711	4,711	4,627	4,627

Financial liabilities
Deposits	295,331	293,665	291,684	293,763
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	9,000	9,000	9,000	9,000

The estimated fair values of net loans, deposits and long-term obligations at June 30, 2010 and December 31, 2009 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. Refer to Note 3 for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Note 6. Fair Value of Financial Instruments, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

June 30, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2.185	$—	$2,185	$—
FNMA mortgage-backed securities	8,859	—	8,859	—
Private label mortgage-backed securities	16,702	—	16,702	—
SBIC or SBA debentures	9,188	—	9,188	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$37,434	$—	$36,934	$500

Total assets at fair value	$37,434	$—	$36,934	$500

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,149	$—	$2,149	$—
FNMA mortgage-backed securities	10,704	—	10,704	—
Private label mortgage-backed securities	24,059	—	24,059	—
SBIC or SBA debentures	9,772	—	9,772	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$47,184	$—	$46,684	$500

Total assets at fair value	$47,184	$—	$46,684	$500

Note 6. Fair Value of Financial Instruments, continued

Assets recorded at fair value on a nonrecurring basis

June 30, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
1-4 family residential construction loans	$4,127	$—	$—	$4,127
Revolving, open-end loans secured by 1-4 family residential properties	150	—	—	150
Closed-end first lien loans secured by 1-4 family residential properties	505	—	—	505
Commercial and industrial loans	104	—	—	104
Secured by multifamily (5 or more) residential properties	1,564	—	—	1,564
Secured by nonfarm nonresidential properties	685	—	—	685

Loans receivable	7,135	—	—	7,135
Foreclosed assets	572	—	—	572

Total assets at fair value	$7,707	$—	$—	$7,707

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
1-4 family residential construction loans	$2,437	$—	$—	$2,437
Revolving, open-end loans secured by 1-4 family residential properties	129	—	—	129
Closed-end first lien loans secured by 1-4 family residential properties	710	—	—	710
Loans secured by nonfarm, nonresidential properties	192	—	—	192
Commercial and industrial loans	135	—	—	135

Loans receivable	3,603	—	—	3,603
Foreclosed assets	1,288	—	—	1,288

Total assets at fair value	$4,891	$—	$—	$4,891

Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2010 and the year ended December 31, 2009.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, June 30, 2010	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2009	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2009	$500

Note 7. U.S. Treasury’s Troubled Asset Relief Capital Purchase Program

On January 30, 2009, the Company entered into an agreement with the Treasury. The Company issued and sold to the Treasury 7,700 shares of the Company’s fixed rate cumulative preferred stock, Series A (“Series A Preferred Stock”). The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash. This resulted in restrictions on the Company’s ability to pay dividends on its common stock and to repurchase shares of its common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on the Company’s common stock, and (2) the Company may not repurchase any of its outstanding common stock. Additionally, until January 16, 2012, the Company is required to obtain the consent of the Treasury in order to declare or pay any dividend or make any distribution on its common stock, or, subject to certain exceptions, repurchase outstanding shares of our common stock, unless we have redeemed all of the Series A Preferred Stock or the Treasury has transferred all of those shares to third parties.

Note 8. Recent Accounting Pronouncements

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an Securities and Exchange (“SEC”) filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

Executive Summary

In the first six months of 2010, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company, either by developing strategies to grow existing revenue streams or by improving operational efficiencies. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder’s homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders, we have been able to move 12 out of 21 jumbo homes and 12 out of 18 conventional homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $11.1 million to $5.7 million, and the reduction of our exposure to conventional homes from $4.6 million to $1.5 million. We have also extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at www.bankofoakridge.com.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the year ended December 31, 2009, we reduced our borrowings with the FHLB from $22 million to $9 million. The reduction in borrowings with the FHLB has provided us with additional availability to meet unforeseen liquidity demands that may arise. Additionally, during 2009 noninterest bearing deposits increased $2.3 million and interest bearing checking, savings, and money market accounts increased $20.2 million. Time deposits, which represent our highest cost source of deposit funding, decreased by $1.4 million. For the first six months of 2010 noninterest bearing deposits increased $4.9 million and interest bearing checking, savings, and money market accounts increased $17.5 million. Time deposits decreased by $18.6 million, reflecting our continuing strategy to reduce our dependence on this type of funding. We believe that the increase in noninterest bearing and interest bearing checking, savings and money market balances has been due to increased marketing, advertising and sales activities as well as a general dislike of large banks by consumers and businesses, however, some of the increase has likely been due to a flight to the safety of FDIC insured deposits by consumers and businesses. As of June 30, 2010, we currently have securities with a market value of $5.0 million pledged to the FHLB, and have unpledged securities held in safekeeping at the FHLB with a market value of $40.2 million that could be pledged or sold if needed. The Bank also has unused Federal Funds purchased lines totaling $6.0 million with two correspondent banks. In addition, management has plans to continue to build off-balance sheet sources of liquidity.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $1.1 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $6.7 million in unused capital are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 11.50% and 11.45% at June 30, 2010 and December 31, 2009, respectively, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.7 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 13.9% at June 30, 2010 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In 2009 and 2010, the Company’s Board of Directors and senior executives had four separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise common equity in the open markets. However, the Company is exploring the establishment of an Employee Stock Ownership Plan (“ESOP”) as one possible vehicle to generate common equity. During the three months ended June 30, 2010, the Company, at the request of the Board of Directors, made a $300,000 pre-tax ESOP accrual that may be contributed to the ESOP once it is established. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to a common equity offering, and the promotion in the Bank’s marketplace of every employee as a participant in the ESOP owning a part of the Company.

Improving Operational Earnings

Pretax, pre-loan loss provision, ESOP accrual and gain on sale of securities, and post-CPP dividend payment (“Proforma earnings”), earnings were $977 thousand for the three months ended June 30, 2010, compared to $579 thousand for the same period in 2009, an increase of approximately $398 thousand. Pretax, pre-loan loss provision, ESOP accrual and gain on sale of securities, and post-CPP dividend payment, earnings were $1.9 million for the six months ended June 30, 2010, compared to $1.0 million for the same period in 2009, an increase of approximately $820 thousand.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Income before income taxes (GAAP)	$(11)	$373	$996	$527
Add:
Provision for loan losses	784	303	1,137	669
Subtract:
ESOP accrual	300	—	300	—
Pretax gain on sale of securities	—	—	(386)	—
Preferred stock dividends	(96)	(97)	(192)	(161)

Proforma earnings (Non-GAAP)	$977	$579	$1,855	$1,035

During the fourth quarter of 2008, in anticipation of receiving the CPP funds, management began implementing a strategy to invest unutilized capital at the Company level from our 2007 trust preferred issuance in private label mortgage-backed and government agency securities, well before mortgage rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the Treasury, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $13.1 million in private label mortgage-backed securities and government agency securities in the fourth quarter of 2008, and an additional $24.8 million of Small Business Investment Company (“SBIC”) debentures, Small Business Administration (“SBA”) debentures and private label mortgage-backed securities during the first six months of 2009. Although impairment testing by management resulted in impairment charges of $105 thousand and $21 thousand during the six months ended June 30, 2009 and 2010, respectively, the investment purchase strategy by management has resulted in an effective deployment of part of the CPP funds, and has positively offset the Company’s CPP dividends and loan loss provisions in 2009 and 2010, as evidenced by the Bank’s total investment securities yield being in the 98th percentile as compared to the Bank’s national FDIC peer group for the six months ended June 30, 2010.

Our core strategies continue to be (1) grow the loan portfolio while maintaining high asset quality; (2) increase noninterest income; (3) grow core deposits; (4) manage expenses; and (5) make strategic investments in personnel and technology to increase revenue and increase efficiency.

Comparison of Results of Operations for the Three- and Six-Month Periods Ending June 30, 2010 and 2009

Net Income

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2010 as compared to the same periods in 2009.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2010	Amount	%	June 30, 2010	Amount	%

Total interest income	$4,448	$(597)	(11.8)	$9,081	$(659)	(6.8)
Total interest expense	1,209	(823)	(40.5)	2,518	(1,743)	(40.9)

Net interest income	3,239	226	7.5	6,563	1,084	19.8
Provision for loan losses	784	481	158.7	1,137	468	70.0

Net interest income after provision for loan losses	2,455	(255)	(9.4)	5,426	616	12.8
Noninterest income	1,016	151	17.5	2,211	517	30.5
Noninterest expense	3,482	280	8.7	6,641	664	11.1

Income (loss) before income taxes	(11)	(384)	(102.9)	996	469	89.0
Income tax expense (benefit)	(26)	(157)	(119.8)	342	157	84.9

Net income	15	(227)	(93.8)	654	312	91.2
Preferred stock dividend and accretion of discount	182	18	11.0	364	92	33.8

Net income available to common shareholders	$(167)	$(245)	(314.1)	$290	$220	314.3

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2010 was $3.2 million, an increase of $226 thousand or 7.5% when compared to net interest income of $3.0 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, net interest income was $6.6 million, an increase of $1.1 million or 19.8% when compared to net interest income of $5.5 million for the same period in 2009.

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non interest bearing deposits.

Interest income decreased $597 thousand or 11.8% for the three months ended June 30, 2010 compared to the same three months of 2009. Interest income decreased $659 thousand or 6.8% for the six months ended June 30, 2010 compared to the same six months in 2009. The decreases for the three and six months ended June 30, 2010 are primarily due to decreases in rates eaned on these assets. The yield on average earning assets decreased 85 basis points for the quarter ended June 30, 2010 to 5.47% from 6.32% for the same period in 2009. For the first six months of 2010, the yield on average earning assets decreased 59 basis points to 5.62% compared to 6.21% at June 30, 2009. Management attributes the decrease in the yield on our earning assets to the decline in yields available on investments as well as a slight decline in the offering rates on new loans.

Our average cost of funds during the second quarter of 2010 was 1.66%, a decrease of 105 basis points when compared to 2.71% for the second quarter of 2009. Average rates paid on deposits decreased 104 basis points from 2.74% for the quarter ended June 30, 2009 to 1.70% for the quarter ended June 30, 2010, while our average cost of borrowed funds decreased 118 basis points during the second quarter of 2010 compared to the same period in 2009. Total interest expense decreased $823 thousand or 40.5% during the second quarter of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities. For the six months ended June 30, 2010, our cost of funds was 1.74% a decrease of 117 basis points when compared to 2.91% for the same period in 2009. Average rates on deposits decreased 117 basis points from 2.95% to 1.78% for the first six months of 2010, while our cost of borrowed funds decreased 137 basis points compared to the same period a year ago. Total interest expense decreased $1.7 million or 40.9% during the six months of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing non-interest bearing deposits in earning assets.

Margin pressure tightened during the second quarter of 2010 as our net interest margin declined slightly from the first quarter of 2010. Margins could continue to decline further over the next several months as funding costs reach their floors and asset yields continue to decline.

Our annualized net interest margin for the three months ended June 30, 2010 was 4.04% compared to 3.82% in the second quarter of 2009 while our net interest spread increased 20 basis points during the same period. For the six months ended June 30, 2010, our net interest margin was 4.12% compared to 3.54% for the six months ended June 30, 2009 while our net interest spread increased 58 basis points.

Management plans to continue to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2010	Amount	%	June 30, 2010	Amount	%

Service charge on deposit accounts	$194	$(11)	(5.4)	$394	$(14)	(3.4)
Gain on sale of securities	—	—	N/A	386	386	N/A
Mortgage loan origination fees	123	(22)	(15.2)	184	(117)	(38.9)
Investment and insurance commissions	278	116	71.6	470	134	39.9
Fee income from accounts receivable financing	236	55	30.4	426	71	20.0
Debit card interchange income	122	38	45.2	226	71	45.8
Income earned on bank owned life insurance	41	(24)	(36.9)	84	(13)	(13.4)
Other service charges and fees	22	(1)	(4.3)	41	(1)	(2.4)

Total noninterest income	$1,016	$151	17.5	$2,211	$517	30.5

Noninterest income increased $151 thousand or 17.5% to $1.0 million for the second quarter of this year compared to $865 thousand for the same period in 2009. For the six months ended June 30, 2010 noninterest income increased $517 thousand or 30.5% to $2.2 million compared to $1.7 million for the same period in 2009. The increase in noninterest income in the second quarter of 2010 is primarily due to an increase in investment and insurance commissions. The year to date increase in noninterest income is also the result of increases in investment and insurance commissions as well as gains on the sale of securities of $386 thousand. Fee income from accounts receivable increased $55 thousand and $71 thousand, respectively for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The primary reason for the increase was higher receivables of existing clients and several new clients in 2010 as compared to 2009. Debit card interchange income increased $38 thousand and $71 thousand, respectively for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The primary reason for the increase was the implementation of a debit cards reward program in the fourth quarter of 2009 that caused higher card activity in 2010 as compared to 2009. Mortgage loan origination fees decreased $22 thousand and $117 thousand, respectively for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The primary reason for the decrease was a decline in mortgage closings from 2009 to 2010, although mortgage refinancing and home purchase activity picked up sharply in the second three months of 2010 due to the continuing decline in mortgage rates. Management expects the increased activity to continue through the third quarter of 2010.

Noninterest Expense

Noninterest expense increased 8.7% and 11.1%, respectively for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The following table presents the components of noninterest expense for the three and six months ended June 30, 2010 and dollar and percentage changes from the prior year.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2010	Amount	%	June 30, 2010	Amount	%

Salaries	$1,320	$64	5.1	$2,718	$234	9.4
Employee benefits	463	321	226.1	616	316	105.3
Occupancy expense	224	46	25.8	460	95	26.0
Equipment expense	225	51	29.3	419	75	21.8
Data and items processing	186	31	20.0	341	41	13.7
Professional and advertising	303	(21)	(6.5)	737	123	20.0
Stationary and supplies	68	15	28.3	129	21	19.4
Net loss on sale of foreclosed and repossessed assets	52	(130)	(71.4)	45	(257)	(85.1)
Telecommunications expense	60	(13)	(17.8)	117	(22)	(15.8)
FDIC assessment	138	(81)	(37.0)	269	(23)	(7.9)
Accounts receivable financing expense	84	28	50.0	143	34	31.2
Total other-than-temporary impairment loss	21	(84)	(80.0)	21	(84)	(80.0)
Other expense	338	53	18.6	626	111	21.6

Total noninterest expense	$3,482	$280	8.7	$6,641	$664	11.1

Salary expense for the three and six months ended June 30, 2010 increased $64 thousand and $234 thousand, respectively, compared to the same prior year periods. The increases were due to salary increases of approximately 3.0% that were effective January 1, 2010, as well as new positions that were added during 2010.

Employee related benefits expense for the three and six months ended June 30, 2010 increased $321 thousand and $316 thousand, respectively, over the same prior year periods. The primary reason for this increase was a $300 thousand ESOP accrual in the three months ended June 30, 2010. The Company plans to convert any ESOP accruals to common stock in the Company at a later date as one possible way to pay back the Treasury’s $7.7 million in the Company as part of the CPP.

Occupancy expense for the three and six months ended June 30, 2010 increased $46 thousand and $95 thousand, respectively, over the same prior year periods. The primary reason for this increase was the completion and occupancy of the Company’s 14,000 square foot Corporate Center in July of 2009.

Equipment expense for the three and six months ended June 30, 2010 increased $51 thousand and $75 thousand, respectively, over the same prior year periods. The primary reason for this increase was also the completion and occupancy of the Company’s Corporate Center in July of 2009.

Professional and advertising expenses for the three months ended June 30, 2010 decreased $21 thousand over prior year periods. The primary reasons for the decrease during this period were declines in marketing and advertising expenses and audit, tax and accounting fees, offset by increases in legal fees and debit card expenses. Professional and advertising expenses for the six months ended June 30, 2010 increased $123 thousand over prior year periods. The primary reasons for the increase were increases in marketing and advertising expenses due to increased spending in this area during the first three months of 2010 compared to the same prior year period, increases in legal fees due to higher loan related expenses in this area, increases in bank service charges due to increased account activity, increases in consultant fees due to the greater use of consultants for information technology and risk management purposes, increases in debit card expenses due to the implementation of a card rewards program in December 2009, and increases in payments to vendors for ancillary services.

Net loss on sale of foreclosed and repossessed assets for the three and six months ended June 30, 2010 decreased $130 thousand and $257 thousand, respectively, over the same prior year periods. The primary reason for the decline was a stabilization of the Bank’s real estate market in 2010 compared to 2009, as well as better estimation in 2010 compared to 2009 of real estate values when the Bank foreclosed on the underlying collateral securing loans.

FDIC assessment for the three and six months ended June 30, 2010 decreased $81 thousand and $23 thousand, respectively, over the same prior year periods. The primary reason for the decrease was a special FDIC assessment in the second quarter of 2009 equivalent to 5 basis points on total assets minus tier one capital. For the Bank the special assessment amounted to $162,000.

Total other-than-temporary impairment loss in each of the three and six months ended June 30, 2010 decreased $84 thousand over the same prior year periods. The Company performs quarterly impairment testing on its investment portfolio, and additional impairment losses were recorded in 2010 as a result.

Other expense for the three and six months ended June 30, 2010 increased $53 thousand and $111 thousand, respectively, over the same prior year periods. The primary reasons for the increase were increases in dues and memberships, education and training, and real estate and property taxes.

Income Taxes

Income tax benefit for the three months ended June 30, 2010 was $26 thousand compared to income tax expense of $131 thousand for the same period in 2009. The primary reason for the income tax benefit was an adjustment in the Company’s effective tax rate from 36.5% in the three months ended March 31, 2010 to 34.3% in the three months ended June 30, 2010. The decline in the effective rate, coupled with the relatively small loss before income tax benefit of $11 thousand caused the proportionally large income tax benefit in the three months ended June 30, 2010. Income tax expense for the six months ended June 30, 2010 and 2009 was $342 thousand and $185 thousand, respectively, resulting in effective tax rates of 34.3% and 35.1%, respectively.

Analysis of Financial Condition at June 30, 2010 and December 31, 2009

Loans Receivable

As of June 30, 2010, total loans increased to $253.3 million, up 0.8% from total loans of $251.3 million at December 31, 2009. The increase in loans is a result of the Bank’s continuing expansion in the Piedmont Triad area. Although the number of loan opportunities that meet the Company’s underwriting standards has declined, there are some opportunities with existing and new clients of the Company, and the Company makes every effort to extend credit to credit qualified consumers and businesses. The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small- and medium-sized businesses, real estate loans, and consumer loans.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At June 30,
	2010	2009
Allowance for loan losses at beginning of period	$3,667	$2,448
Loans charged off:
Real estate - mortgage	(795)	(113)
Home equity lines of credit	—	—
Commercial and industrial	(197)	(53)
Loans to individuals	(17)	(16)

Total charge-offs	(1,009)	(182)

Recoveries:
Real estate - mortgage	—	—
Home equity lines of credit	—	—
Commercial and industrial	5	84
Loans to individuals	14	15

Total recoveries	19	99

Net charge-offs	(989)	(83)
Provision for loan losses	1,137	669

Allowance for loan losses at end of period	$3,814	$3,034

Total loans outstanding at end of period	$253,322	$247,009

Average loans outstanding	$251,572	$248,647

Ratios:
Ratio of net loan charge-offs to average loans outstanding	0.39%	(0.03%)
Ratio of allowance for loan losses to loans outstanding at period-end	1.51%	1.23%

At June 30, 2010, our allowance for loan losses as a percentage of loans was 1.51%, up from 1.46% at December 31, 2009 and 1.23% at June 30, 2009. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $989 thousand in the first six months of 2010 increased by $906 thousand when compared to the same period in 2009. Charge-offs from real estate secured loans were $795 thousand and $113 thousand in 2010 and 2009, respectively. There were no charge-offs from home equity lines of credit in the first six months of 2010 and 2009. Charge-offs from commercial and industrial loans were $197 thousand in the first six months of 2010 compared to $53 thousand during the same period in 2009. Charge-offs from loans to individuals was $17 thousand and $16 thousand in the first six months of 2010 and 2009, respectively. There were minimal recoveries in the first six months of 2010, however, there were $99 thousand in commercial and industrial loan recoveries during the same period in 2009.

Asset quality remains a top priority of the Bank. For the six months ended June 30, 2010, annualized net loan charge-offs were 0.39% of average loans compared to annualized net recoveries of 0.03% for the six months ended June 30, 2009. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing off and writing down a number of real estate loans in the six months ended June 30, 2010. The increase in the allowance for loan losses to loans to 1.51% at June 30, 2010 from 1.23% at June 30, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 62% as of June 30, 2010 compared to 99% at December 31, 2009. The decrease is the result of our allowance increasing approximately 4% from December 31, 2009 to June 30, 2010 and our nonperforming loans increasing approximately 168% during the same period.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At June 30, 2010, we had loans totaling $7.1 million (which includes $1.8 million in nonperforming loans) which were considered to be impaired compared to $4.6 million at December 31, 2009. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at June 30, 2010.

Analysis of Loans Considered Impaired (Dollars in thousands)

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	7	$4,241	$1
Restructured loans	—	—	—

Total nonperforming loans	7	$4,241	$1

Other impaired loans with allocated reserves	10	2,894	586
Impaired loans without allocated reserves	—	—	—

Total impaired loans	17	$7,135	$587

At June 30, 2010 and December 31, 2009, nonperforming assets were approximately 1.95% and 1.61%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and its effect on several large borrowers of the Bank has contributed to the overall increase in nonperforming assets from year end 2009 to June 30, 2010.

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

Investment Portfolio

Our available-for-sale investment securities totaled $37.4 million at June 30, 2010, compared to $47.2 million at December 31, 2009. The overall decline was due to repayments on these securities as well as the sale in the three months ended March 31, 2010 of two securities for a pre-tax gain of $386,000 that had a recorded balance net of any unrealized gain of approximately $5.1 million on the date the securities were sold. Our held-to-maturity investment securities totaled $9.1 million at June 30, 2010 and $10.4 million at December 31, 2009. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. As of June 30, 2010 and June 30, 2009 the analysis resulted in impairment charges of $21 thousand and $105 thousand, respectively, on the underlying securities.

Deposits

Deposits increased to $295.3 million, up 1.3% as of June 30, 2010 compared to deposits of $291.7 million at December 31, 2009. Noninterest-bearing deposits increased $4.8 million, or 23.6%, from year end 2009 to June 30, 2010, while total interest-bearing deposits decreased $1.2 million, or 0.41%, over the same period. Most of the increases in deposits were concentrated in non-interest demand, NOW, and money market and savings deposits. During this same time management began a conscious effort to reduce time deposits, particularly brokered and internet generated time deposits, by paying lower market rates on these products. This resulted in a decrease in time deposits from December 31, 2009 to June 30, 2010.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at June 30, 2010 and December 31, 2009. At June 30, 2010 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at June 30, 2010.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on June 30, 2010 and December 31, 2009.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to Oak Ridge Statutory Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on June 30, 2010 and December 31, 2009.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first six months of 2010, the Bank’s reliance on brokered and internet generated time deposits declined $17.9 million to $62.7 million as of June 30, 2010 due to increases in core deposits from customers within the Bank’s geographic market. Additionally, $38.7 million of the total brokered and internet generated time deposits of $62.6 million as of June 30, 2010 were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $19.9 million and $17.4 million of advances from the FHLB at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, we had outstanding FHLB advances totaling $9.0 million.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2010 and December 31, 2009, we owned 13,418 shares of the FHLB’s $100 par value capital stock.

We also had unsecured federal funds lines in the aggregate amount of $6.0 million available to us at June 30, 2010 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2010, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of June 30, 2010, we had $635 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of June 30, 2010, our total shareholders’ equity was $28.0 million (consisting of common shareholders’ equity of $21.3 million and preferred stock of $6.7 million) compared with total shareholders’ equity of $27.6 million as of December 31, 2009 (consisting of common shareholders’ equity of $21.0 million and preferred stock of $6.6 million).

Common shareholders’ equity increased by approximately $284 thousand to $21.3 million at June 30, 2010 from $21.0 million at December 31, 2009. We experienced net income in the first six months of 2010 of $654 thousand which accounted for the majority of the increase. This increase was offset by decreases due to a decrease in net unrealized gains on available-for-sale securities of $11 thousand, payment of dividends of $192 thousand on preferred shares in January and May of 2010, and accretion of preferred stock discount of $117 thousand in the first six months of 2010.

The Bank is subject to minimum capital requirements. As the following table indicates, at June 30, 2010, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At June 30, 2010
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.5%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.3%	4.0%	6.0%
Leverage ratio	8.2%	4.0%	5.0%

Recent Accounting Pronouncements

Please refer to Note (8) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

Recent Laws and Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this Item.

ITEM 4.	Controls and Procedures

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2010 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Oak Ridge Financial Services, Inc.
(Registrant)

Date: August 13, 2010	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 13, 2010	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)