Form 10-Q
period 2010-09-30
Oak Ridge Financial Services, Inc.
filed 2010-11-12
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2010, was as follows:

Class	Number of Shares
Common Stock, no par value	1,791,474

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This form contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s and its subsidiary’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this form that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Revenues are lower than expected;

•	Credit quality deterioration which could cause an increase in the provision for credit losses;

•	Competitive pressure among depository institutions increases significantly;

•	Changes in consumer spending, borrowings and savings habits;

•	Company’s ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	Technological changes and security and operations risks associated with the use of technology;

•	The cost of additional capital is more than expected;

•	A change in the interest rate environment reduces interest margins;

•	Asset/liability repricing risks, ineffective hedging and liquidity risks;

•	Counterparty risk;

•

General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which the Company and it subsidiary do or anticipate doing business, are less favorable than expected;

•	The effects of the Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	Volatility in the credit or equity markets and its effect on the general economy;

•	Demand for the products or services of the Company and its subsidiaries, as well as the ability to attract and retain qualified people;

•

The Company and it subsidiary likely to be impacted by the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became law on July 21, 2010. As much of the Act will require the adoption of implementing regulations by a number of different regulatory bodies, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain;

•	The costs and effects of legal, accounting and regulatory developments and compliance; and

•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

(Dollars in thousands, except per share data)

	2010	2009
Assets

Cash and due from banks	$4,172	$4,140
Interest-bearing deposits with banks	22,115	6,931

Total cash and cash equivalents	26,287	11,071
Securities available-for-sale	35,665	47,184
Securities held-to-maturity (fair values of $8,523 in 2010 and $9,700 in 2009)	8,480	10,355
Federal Home Loan Bank Stock, at cost	1,246	1,342
Loans, net of allowance for loan losses of $3,986 in 2010 and $3,667 in 2009	250,956	247,633
Property and equipment, net	10,476	10,793
Foreclosed assets	1,005	1,288
Accrued interest receivable	1,509	1,387
Bank owned life insurance	4,752	4,627
Other assets	2,442	2,368

Total assets	$342,818	$338,048

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$25,193	$20,520
Interest-bearing	269,331	271,164

Total deposits	294,524	291,684
Long-term debt	9,000	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	294	295
Other liabilities	2,586	1,229

Total liabilities	314,652	310,456

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, no par value, $1,000 per share liquidation preference; 7,700 shares authorized; 7,700 issued and outstanding in 2010 and 2009	6,745	6,566
Common stock, no par value; 50,000,000 shares authorized; 1,791,474 issued and outstanding in 2010 and 2009	15,831	15,831
Warrants	1,361	1,361
Retained earnings	2,828	2,602
Accumulated other comprehensive income	1,401	1,232

Total stockholders’ equity	28,166	27,592

Total liabilities and stockholders’ equity	$342,818	$338,048

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009 (Unaudited)

(Dollars in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans and fees on loans	$3,791	$3,825	$11,216	$11,447
Federal funds sold	—	—	—	1
Interest on deposits in banks	30	16	50	44
Federal Home Loan Bank stock dividends	1	3	3	3
Taxable investment securities	690	1,130	2,324	3,219

Total interest and dividend income	4,512	4,974	13,593	14,714

Interest expense
Deposits	1,092	1,637	3,515	5,598
Short-term and long-term debt	57	122	152	422

Total interest expense	1,149	1,759	3,667	6,020

Net interest income	3,363	3,215	9,926	8,694
Provision for loan losses	761	877	1,898	1,546

Net interest income after provision for loan losses	2,602	2,338	8,028	7,148
Noninterest income
Service charges on deposit accounts	163	237	557	645
Gain on sale of securities	—	—	386	—
Mortgage loan origination fees	188	102	372	403
Investment and insurance commissions	248	159	718	495
Fee income from accounts receivable financing	212	186	638	541
Debit card interchange income	129	92	355	246
Income earned on bank owned life insurance	42	51	126	148
Other service charges and fees	20	23	61	66

Total noninterest income	1,002	850	3,213	2,544

Noninterest expense
Salaries	1,493	1,317	4,211	3,801
Employee benefits	502	157	1,118	457
Occupancy expense	218	209	678	574
Equipment expense	215	216	634	560
Data and item processing	146	162	487	462
Professional and advertising	295	350	1,032	964
Stationary and supplies	79	52	208	188
Net loss on sale of and expenses of foreclosed and repossessed assets	16	12	137	314
Telecommunications expense	56	77	173	218
FDIC assessment	115	110	384	402
Accounts receivable financing expense	68	56	211	165
Other-than-temporary impairment loss	—	21	21	126
Other expense	356	240	907	726

Total noninterest expense	3,559	2,979	10,201	8,957

Income before income taxes	45	209	1,040	735
Income tax expense	4	50	346	234

Net income	$41	$159	$694	$501

Preferred stock dividends	(97)	(98)	(289)	(259)
Accretion of discount	(62)	(68)	(179)	(178)

Income (loss) available to common stockholders	$(118)	$(7)	$226	$64

Basic earnings (loss) per common share	$(0.07)	$0.00	$0.13	$0.04

Diluted earnings (loss) per common share	$(0.07)	$0.00	$0.13	$0.04

Basic weighted average shares outstanding	1,791,474	1,791,474	1,791,474	1,791,474

Diluted weighted average shares outstanding	1,791,474	1,791,474	1,791,474	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Nine months ended September 30, 2009 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Net income					501		$501	501
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $495						1,481	1,481	1,481

Total comprehensive income							$1,982

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,888							6,888
Issuance of common stock warrant in connection with Capital Purchase Program				812				812
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock dividends					(209)			(209)
Preferred stock accretion	178				(178)			—

Balance September 30, 2009	$7,057	1,791,474	$15,831	$811	$2,584	$1,375		$27,658

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, continued

Nine months ended September 30, 2010 (Unaudited)

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					694		$694	694
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $213						427	427	427
Reclassification adjustment for investment securities included in net income, net of tax expense of $128						(258)	(258)	(258)

Total comprehensive income							$863

Preferred stock dividends					(289)			(289)
Preferred stock accretion	179				(179)			—

Balance September 30, 2010	$6,745	1,791,474	$15,831	$1,361	$2,828	$1,401		$28,166

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009 (Unaudited)

(In thousands)

	2010	2009
Cash flows from operating activities
Net income	$694	$501
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	668	583
Provision for loan losses	1,898	1,546
(Gain) loss on sale of securities	(386)	—
Other-than-temporary impairment loss	21	125
Income earned on bank owned life insurance	(125)	(148)
(Gain) loss on sale of foreclosed assets	45	7
Deferred income tax (benefit) expense	(124)	(58)
Income taxes payable	172	(70)
Net (accretion) amortization of discounts and premiums on securities	(358)	(692)
Changes in assets and liabilities:
Accrued income	(122)	(229)
Other assets	262	809
Accrued interest payable	(1)	(94)
Other liabilities	701	202

Net cash provided by operating activities	3,345	2,482

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	—	(25,996)
Sales	4,719	—
Maturities and repayments	7,776	9,564
Activity in held-to-maturity securities:
Maturities and repayments	1,896	2,300
Redemptions (purchases) of Federal Home Loan Bank stock	96	120
Net increase in loans	(5,919)	(5,586)
Purchases of property and equipment	(351)	(2,549)
Proceeds from sale of property and equipment	29	—
Proceeds from sale of foreclosed assets	1,074	11

Net cash provided by (used in) investing activities	9,320	(22,136)

Cash flows from financing activities
Net increase in deposits	2,840	14,509
Proceeds from issuance of debt	—	2,000
Repayment of debt	—	(7,000)
Net proceeds from issuance of preferred stock and warrant to purchase common stock	—	7,700
Dividends paid on preferred stock	(289)	(208)

Net cash provided by financing activities	2,551	17,001

Net increase in cash and cash equivalents	15,216	(2,653)
Cash and cash equivalents, beginning	11,071	9,584

Cash and cash equivalents, ending	$26,287	$6,931

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2010 and 2009 (Unaudited)

(In thousands)

	2010	2009
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$3,668	$6,113

Taxes	$308	$154

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$881	$806

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

The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Connecticut, of which all common securities are owned by the Company. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 810, Consolidation, the Trust is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the Trust are included in other assets.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Stock options outstanding of 299,968 shares and the warrant issued to the U.S. Treasury Department (“Treasury”) covering 163,850 shares were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company’s common stock for the period ending September 30, 2009. For the three and nine months ended September 30, 2010, the inclusion of the common stock equivalents in the computation would have been anti-dilutive.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,035	$163	$—	$2,198
FNMA mortgage-backed securities	7,600	520	(27)	8,093
Private label mortgage-backed securities	14,485	1,175	—	15,660
SBIC or SBA debentures	8,765	449	—	9,214
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$33,385	$2,307	$(27)	$35,665

Held-to-maturity
Private label mortgage-backed securities	8,480	223	(179)	8,524

Total securities available-for-sale	$8,480	$223	$(179)	$8,524

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,039	$110	$—	$2,149
FNMA mortgage-backed securities	10,069	635	—	10,704
Private label mortgage-backed securities	22,955	1,104	—	24,059
SBIC or SBA debentures	9,616	156	—	9,772
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$45,179	$2,005	$—	$47,184

Held-to-maturity
Private label mortgage-backed securities	10,355	15	(670)	9,700

Total securities available-for-sale	$10,355	$15	$(670)	$9,700

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. As a result of this analysis, the Bank recorded a $21,000 impairment charge in the three-month period ended June 30, 2010. There were no impairment charges recorded in the three-month periods ending March 31 and September 30, 2010. During the three months ended September 30, 2009, the Bank recorded an impairment loss of $105,000 on one private label security.

The Bank had approximately $1.2 million at September 30, 2010 and $1.3 million at December 31, 2009, of investments in stock of the FHLB, which is carried at cost. On October 29, 2010, FHLB announced that it would pay a dividend for the third quarter of 2010 based on an annualized dividend rate of 0.39%. The FHLB also announced that it would repurchase activity-based excess capital stock on November 17, 2010 from shareholders. The amount of the activity-based excess stock to be repurchased from any shareholder will be based on the shareholder’s total capital stock as of August 9, 2010. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $4.7 million and $6.1 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains on the sale of securities for the nine months ended September 30, 2010 were $386,000. There were no gross realized gains or losses on sale of securities for the three months ended September 30, 2010 or for the three or nine months ended September 30, 2009.

Note 3. Securities, continued

The following tables detail unrealized losses and related fair values in the Company’s investment securities portfolios at September 30, 2010 and December 31, 2009. There were no unrealized losses in the Company’s available-for-sale portfolio at September 30, 2010 and December 31, 2009. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Available-for-sale
FNMA mortgage-backed security	$2,010	$(27)	$—	$—	$2,010	$(27)
Held-to-maturity
Private label mortgage-backed securities	—	—	3,690	(179)	3,690	(179)

Total temporarily impaired securities	$2,010	$(27)	$3,690	$(179)	$5,700	$(206)

December 31, 2009
Held-to-maturity
Private label mortgage-backed securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

Total temporarily impaired securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

As of September 30, 2010, management does not have the intent to sell any of the securities classified as available-for sale or held-to-maturity in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. There was one available-for-sale FNMA mortgage-backed security as of September 30, 2010 whose value was less than the amortized cost. This security is backed by the full faith and credit of the U.S. and the Bank intends to hold this security to maturity. There were three held-to-maturity Private label mortgage-backed securities in an unrealized loss position as of September 30, 2010. These three securities are subjected to impairment testing at each quarter end, and as of September 30, 2010, the estimated value of this analysis was greater than the Bank’s recorded amortized cost. The Bank intends to hold these securities to maturity and will continue to perform impairment testing on these securities in accordance with established impairment testing guidelines. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at September 30, 2010 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,035	2,198	—	—
Due after five years through ten years	15,583	16,625	—	—
Due after ten years	15,767	16,842	8,480	8,524

	$33,385	$35,665	$8,480	$8,524

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

Activity under the Company plans during the nine months ended September 30, 2010 is summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted	Available For Grant	Granted
Balance, December 31, 2009	8,288	168,549	3	178,934
Granted	(8,000)	8,000	(15,500)	15,500
Forfeited	12,563	(12,563)	34,962	(34,962)

Balance, September 30, 2010	12,851	163,986	34,965	159,472

A stock option may be exercised, in whole or in part, by giving written notice of exercise to the Corporate Secretary of the Company, or such other officer of the Company as the Stock Option Committee shall designate, specifying the number of shares to be purchased along with payment in full of the exercise price. The Stock Option Committee may, in the relevant award agreement, also permit a participant (either on a selective or group basis) to simultaneously exercise stock options and sell the shares of common stock thereby acquired, and use the proceeds from such sale as payment of the exercise price of such stock options. Payment instruments shall be received by the Company subject to collection. The proceeds received by the Company upon exercise of any stock option may be used by the Company for general corporate purposes.

Options of 23,500 shares were granted in the nine months ending September 30, 2010. There were no optioned exercised in the nine months ending September 30, 2010. There were no options granted or exercised in the nine months ending September 30, 2009. Options of 47,525 and 2,125 shares were forfeited in the nine months ended September 30, 2010 and 2009, respectively.

Information regarding the stock options outstanding at September 30, 2010 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.82-8.79	23,500	9.92 Years	$4.82	$—
$8.80-9.99	88,281	0.58 Years	8.80	—
$10.00-10.39	121,668	3.92 Years	10.00	—
$10.40-11.20	90,009	3.68 Years	10.68	—

	323,458	3.64 Years	10.23	$—

The weighted average exercise price for options outstanding at September 30, 2010 was $10.23. No compensation expense was recognized in 2009 and for the nine months ended September 30, 2010.

Note 5. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures

The Trust 1 was created by the Company on September 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities that mature on September 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after September 17, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on September 17, 2037, and bear interest at the floating rate equal to the three month LIBOR plus 1.60%, and which are callable by the Company after September 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$26,287	$26,287	$11,071	$11,071
Securities, available-for-sale	35,665	35,665	47,184	47,184
Securities, held-to-maturity	8,480	8,524	10,355	9,700
Federal Home Loan Bank Stock	1,246	1,246	1,342	1,342
Loans, net of allowance for loan losses	250,956	254,644	247,633	248,875
Bank owned life insurance	4,752	4,752	4,627	4,627

Financial liabilities
Deposits	294,524	296,653	291,684	293,763
Junior subordinated notes related to trust preferred securities	8,248	8,425	8,248	8,248
Long-term debt	9,000	9,002	9,000	9,000

The estimated fair values of net loans, deposits and long-term obligations at September 30, 2010 and December 31, 2009 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. Refer to Note 3 for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

September 30, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,198	$—	$2,198	$—
FNMA mortgage-backed securities	8,093	—	8,093	—
Private label mortgage-backed securities	15,660	—	15,660	—
SBIC or SBA debentures	9,214	—	9,214	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$35,665	$—	$35,165	$500

Total assets at fair value	$35,665	$—	$35,165	$500

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,149	$—	$2,149	$—
FNMA mortgage-backed securities	10,704	—	10,704	—
Private label mortgage-backed securities	24,059	—	24,059	—
SBIC or SBA debentures	9,772	—	9,772	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$47,184	$—	$46,684	$500

Total assets at fair value	$47,184	$—	$46,684	$500

Note 6. Fair Value of Financial Instruments, continued

Assets recorded at fair value on a nonrecurring basis

September 30, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
1-4 family residential construction loans	$4,281	$—	$—	$4,281
Revolving, open-end loans secured by 1-4 family residential properties	—	—	—	—
Closed-end first lien loans secured by 1-4 family residential properties	1,140	—	—	1,140
Commercial and industrial loans	35	—	—	35
Secured by multifamily (5 or more) residential properties	1,409	—	—	1,409
Secured by nonfarm nonresidential properties	682	—	—	682

Loans receivable	7,547	—	—	7,547
Foreclosed assets	1,005	—	—	1,005

Total assets at fair value	$8,552	$—	$—	$8,552

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
1-4 family residential construction loans	$2,437	$—	$—	$2,437
Revolving, open-end loans secured by 1-4 family residential properties	129	—	—	129
Closed-end first lien loans secured by 1-4 family residential properties	710	—	—	710
Loans secured by nonfarm, nonresidential properties	192	—	—	192
Commercial and industrial loans	135	—	—	135

Loans receivable	3,603	—	—	3,603
Foreclosed assets	1,288	—	—	1,288

Total assets at fair value	$4,891	$—	$—	$4,891

Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2010 and the year ended December 31, 2009.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, September 30, 2010	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2009	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2009	$500

Note 7. U.S. Treasury’s Troubled Asset Relief Capital Purchase Program

On January 30, 2009, the Company entered into an agreement with the Treasury. The Company issued and sold to the Treasury 7,700 shares of the Company’s fixed rate cumulative preferred stock, Series A (“Series A Preferred Stock”). The Series A Preferred Stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash. This resulted in restrictions on the Company’s ability to pay dividends on its common stock and to repurchase shares of its common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on the Company’s common stock, and (2) the Company may not repurchase any of its outstanding common stock. Additionally, until January 16, 2012, the Company is required to obtain the consent of the Treasury in order to declare or pay any dividend or make any distribution on its common stock, or, subject to certain exceptions, repurchase outstanding shares of our common stock, unless we have redeemed all of the Series A Preferred Stock or the Treasury has transferred all of those shares to third parties.

Note 8. Recent Accounting Pronouncements

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities. These awards should not be classified as liabilities if they otherwise qualify to be classified as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the update to have an impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

Executive Summary

In the first nine months of 2010, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company, either by developing strategies to grow existing revenue streams or by improving operational efficiencies. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder’s homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders, as of September 30, 2010 we have been able to move 13 out of 19 jumbo homes and 12 out of 19 conventional homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $3.9 million, and the reduction of our exposure to conventional homes from $4.9 million to $1.8 million. In addition between September 30, 2010 and November 2, 2010 we have been able to move 2 additional jumbo homes and 2 additional conventional homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers, resulting in the reduction of our exposure to jumbo homes from $10.5 million to $3.4 million, and the reduction of our exposure to conventional homes from $4.9 million to $1.1 million. We have also extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at www.bankofoakridge.com.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the year ended December 31, 2009, we reduced our borrowings with the FHLB from $22 million to $9 million. The reduction in borrowings with the FHLB has provided us with additional availability to meet unforeseen liquidity demands that may arise. Additionally, during 2009 noninterest bearing deposits increased by $2.3 million and interest bearing checking, savings, and money market accounts increased $20.2 million. Time deposits, which represent our highest cost source of deposit funding, decreased by $1.4 million. For the first nine months of 2010 noninterest bearing deposits increased by $4.7 million and interest bearing checking, savings, and money market accounts increased by $21.2 million. Time deposits decreased by $23.1 million, reflecting our continuing strategy to reduce our dependence on this type of funding. We believe that the increase in noninterest bearing and interest bearing checking, savings and money market balances has been due to increased marketing, advertising and sales activities as well as a general dislike of large banks by consumers and businesses, however, some of the increase has likely been due to a flight to the safety of FDIC insured deposits by consumers and businesses. As of September 30, 2010, we currently have securities with a market value of $5.0 million pledged to the FHLB, and have unpledged securities held in safekeeping at the FHLB with a market value of $40.2 million that could be pledged or sold if needed. The Bank also has unused Federal Funds purchased lines totaling $6.0 million with two correspondent banks. In addition, management has plans to continue to build off-balance sheet sources of liquidity.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $1.1 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $6.7 million in unused capital are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 11.50% and 11.45% at September 30, 2010 and December 31, 2009, respectively, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.7 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 13.9% at September 30, 2010 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In 2009 and 2010, the Company’s Board of Directors and senior executives had four separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise common equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the third quarter of 2010 as one possible vehicle to generate common equity. During the nine months ended September 30, 2010, the Company, at the request of the Board of Directors, made a $650,000 pre-tax ESOP accrual that may be contributed to the ESOP once it is established. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to a common equity offering, and the promotion in the Bank’s marketplace of every employee as a participant in the ESOP owning a part of the Company.

Improving Operational Earnings

Pretax, pre-loan loss provision, ESOP accrual and gain on sale of securities, and post-CPP dividend payment (“Proforma earnings”), earnings were $1.1 million for the three months ended September 30, 2010, compared to $579 thousand for the same period in 2009, an increase of approximately $398 thousand. Proforma earnings were $2.9 million for the nine months ended September 30, 2010, compared to $2.0 million for the same period in 2009, an increase of approximately $900 thousand.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Income before income taxes (GAAP)	$45	$209	$1,040	$735
Add:
Provision for loan losses	761	877	1,898	1,546
ESOP accrual	350	—	650	—
Subtract:
Pretax gain on sale of securities	—	—	(386)	—
Preferred stock dividends	(97)	(98)	(289)	(259)

Proforma earnings (Non-GAAP)	$1,059	$988	$2,913	$2,022

During the fourth quarter of 2008, in anticipation of receiving the CPP funds, management began implementing a strategy to invest unutilized capital at the Company level from our 2007 trust preferred issuance in private label mortgage-backed and government agency securities, well before mortgage rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the Treasury, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $13.1 million in private label mortgage-backed securities and government agency securities in the fourth quarter of 2008, and an additional $24.8 million of Small Business Investment Company (“SBIC”) debentures, Small Business Administration (“SBA”) debentures and private label mortgage-backed securities during the first nine months of 2009. Although impairment testing by management resulted in impairment charges of $105 thousand and $21 thousand during the nine months ended September 30, 2009 and 2010, respectively, the investment purchase strategy by management has resulted in an effective deployment of part of the CPP funds, and has positively offset the Company’s CPP dividends and loan loss provisions in 2009 and 2010, as evidenced by the Bank’s total investment securities yield being in the 98th percentile as compared to the Bank’s national FDIC peer group for the nine months ended September 30, 2010.

Our core strategies continue to be (1) grow the loan portfolio while maintaining high asset quality; (2) increase noninterest income; (3) grow core deposits; (4) manage expenses; and (5) make strategic investments in personnel and technology to increase revenue and increase efficiency.

Comparison of Results of Operations for the Three- and Nine-month Periods Ending September 30, 2010 and 2009

Net Income

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2010 as compared to the same periods in 2009.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended September 30, 2010	Changes from the Prior Year		For the Nine Months Ended September 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$4,512	$(462)	(9.3)	$13,593	$(1,121)	(7.6)
Total interest expense	1,149	(610)	(34.7)	3,667	(2,353)	(39.1)

Net interest income	3,363	148	4.6	9,926	1,232	14.2
Provision for loan losses	761	(116)	(13.2)	1,898	352	22.8

Net interest income after provision for loan losses	2,602	264	11.3	8,028	880	12.3
Noninterest income	1,002	152	17.9	3,213	669	26.3
Noninterest expense	3,559	580	19.5	10,201	1,244	13.9

Income before income taxes	45	(164)	(78.5)	1,040	305	41.5
Income tax expense	4	(46)	(92.0)	346	112	47.9

Net income	41	(118)	(74.2)	694	193	38.5
Preferred stock dividend and accretion of discount	159	(7)	(4.2)	468	31	7.1

Net income (loss) available to common shareholders	$(118)	$(111)	1,585.7	$226	$162	253.1

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2010 was $3.4 million, an increase of $148 thousand or 4.6% when compared to net interest income of $3.2 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net interest income was $9.9 million, an increase of $1.2 million or 14.2% when compared to net interest income of $8.7 million for the same period in 2009.

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

Interest income decreased $462 thousand or 9.3% for the three months ended September 30, 2010 compared to the same three months of 2009. Interest income decreased $1.1 million or 7.6% for the nine months ended September 30, 2010 compared to the same nine months in 2009. The decreases for the three and nine months ended September 30, 2010 are primarily due to decreases in rates earned on these assets. The yield on average earning assets decreased 53 basis points for the quarter ended September 30, 2010 to 5.49% from 6.02% for the same period in 2009. For the first nine months of 2010, the yield on average earning assets decreased 56 basis points to 5.58% compared to 6.14% at September 30, 2009. Management attributes the decrease in the yield on our earning assets to the decline in yields available on investments as well as a slight decline in the offering rates on new loans.

Our average cost of funds during the third quarter of 2010 was 1.58%, a decrease of 76 basis points when compared to 2.34% for the third quarter of 2009. Average rates paid on deposits decreased 76 basis points from 2.36% for the quarter ended September 30, 2009 to 1.60% for the quarter ended September 30, 2010, while our average cost of borrowed funds decreased 75 basis points during the third quarter of 2010 compared to the same period in 2009. Total interest expense decreased $610 thousand or 34.7% during the third quarter of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities. For the nine months ended September 30, 2010, our cost of funds was 1.69% a decrease of 102 basis points when compared to 2.71% for the same period in 2009. Average rates on deposits decreased 102 basis points from 2.74% to 1.72% for the first nine months of 2010, while our cost of borrowed funds decreased 116 basis points compared to the same period a year ago. Total interest expense decreased $2.4 million or 39.1% during the nine months of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities.

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

The margin widened slightly during the third quarter of 2010 as our net interest margin increased slightly from the second quarter of 2010. Margins could decline over the next several months as funding costs reach their floors and asset yields continue to decline.

Our annualized net interest margin for the three months ended September 30, 2010 was 4.15% compared to 3.95% in the third quarter of 2009 while our net interest spread increased 23 basis points during the same period. For the nine months ended September 30, 2010, our net interest margin was 4.06% compared to 3.59% for the nine months ended September 30, 2009 while our net interest spread increased 47 basis points.

Management plans to continue to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended September 30, 2010	Changes from the Prior Year		For the Nine Months Ended September 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%

Service charges on deposit accounts	$163	$(74)	(31.2)	$557	$(88)	(13.6)
Gain on sale of securities	—	—	N/A	386	386	N/A
Mortgage loan origination fees	188	86	84.3	372	(31)	(7.7)
Investment and insurance commissions	248	89	56.0	718	223	45.1
Fee income from accounts receivable financing	212	26	14.0	638	97	17.9
Debit card interchange income	129	37	40.2	355	109	44.3
Income earned on bank owned life insurance	42	(9)	(17.6)	126	(22)	(14.9)
Other service charges and fees	20	(3)	(13.0)	61	(5)	(7.6)

Total noninterest income	$1,002	$152	17.9	$3,213	$669	26.3

Noninterest income increased $152 thousand or 17.9% to $1.0 million for the third quarter of this year compared to $850 thousand for the same period in 2009. For the nine months ended September 30, 2010 noninterest income increased $669 thousand or 26.3% to $3.2 million compared to $2.5 million for the same period in 2009. The increase in noninterest income in the third quarter of 2010 is primarily due to increases in mortgage loan origination fees, investment and insurance commissions, fee income from accounts receivable financing and debit card interchange income. The year to date increase in noninterest income is also the result of increases in investment and insurance commissions, fee income from accounts receivable financing and debit card interchange income, as well as gains on the sale of securities of $386 thousand. Mortgage loan origination fees increased $86 thousand for the three months ended September 30, 2010 due to record low mortgage rates during that period of time. However, mortgage loan origination fees decreased $31 thousand for the nine months ended September 30, 2010 as compared to the same periods in 2009, due to lower purchase and refinancing activity in 2010 compared to the same period in 2009. Investment and insurance commissions increased $89 thousand and $223 thousand, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The primary reasons for the increases were an increase in the number of financial advisors as well as increases in fee income from existing and new clients. Fee income from accounts receivable financing increased $26 thousand and $97 thousand, respectively for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The primary reason for the increase was higher receivables of existing clients and the addition of several new clients in 2010 as compared to 2009. Debit card interchange income increased $37 thousand and $109 thousand, respectively for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The primary reason for the increase was the implementation of a debit cards reward program in the fourth quarter of 2009 that caused higher card activity in 2010 as compared to 2009.

Noninterest Expense

Noninterest expense increased 19.5% and 13.9%, respectively for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2010 and dollar and percentage changes from the prior year.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended September 30, 2010	Changes from the Prior Year		For the Nine Months Ended September 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%

Salaries	$1,493	$176	13.4	$4,211	$410	10.8
Employee benefits	502	345	219.7	1,118	661	144.6
Occupancy expense	218	9	4.3	678	104	18.1
Equipment expense	215	(1)	(0.5)	634	74	13.2
Data and items processing	146	(16)	(9.9)	487	25	5.4
Professional and advertising	295	(55)	(15.7)	1,032	68	7.1
Stationary and supplies	79	27	51.9	208	20	10.6
Net loss (gain) on sale of foreclosed and repossessed assets	16	4	33.3	137	(177)	(56.4)
Telecommunications expense	56	(21)	(27.3)	173	(45)	(20.6)
FDIC assessment	115	5	4.5	384	(18)	(4.5)
Accounts receivable financing expense	68	12	21.4	211	46	27.9
Total other-than-temporary impairment loss	—	(21)	(100.0)	21	(105)	(83.3)
Other expense	356	116	48.3	907	181	24.9

Total noninterest expense	$3,559	$580	19.5	$10,201	$1,244	13.9

Salary expense for the three and nine months ended September 30, 2010 increased $176 thousand and $410 thousand, respectively, compared to the same prior year periods. The increases were due to salary increases of approximately 3.0% that were effective January 1, 2010, as well as new positions that were added during 2010.

Employee related benefits expense for the three and nine months ended September 30, 2010 increased $345 thousand and $661 thousand, respectively, over the same prior year periods. The primary reasons for the increases were $300 thousand and $650 thousand ESOP accruals in the three and nine months, respectively, ended September 30, 2010. There were no ESOP accruals in 2009. The Company plans to convert any ESOP accruals to common stock in the Company at a later date as one possible way to pay back the Treasury’s $7.7 million investment in the Company as part of the CPP.

Occupancy expense for the three and nine months ended September 30, 2010 increased $9 thousand and $104 thousand, respectively, over the same prior year periods. The primary reason for this increase was the completion and occupancy of the Company’s 14,000 square foot Corporate Center in July of 2009.

Equipment expense for the nine months ended September 30, 2010 increased $74 thousand over the same prior year period. The primary reason for this increase was also the completion and occupancy of the Company’s Corporate Center in July of 2009.

Professional and advertising expenses for the three months ended September 30, 2010 decreased $55 thousand over the prior year period. The primary reasons for the decrease during this period were declines in legal, marketing and advertising expenses, and audit, tax and accounting fees, offset by increases in debit card expenses. Professional and advertising expenses for the nine months ended September 30, 2010 increased $68 thousand over the prior year period. The primary reasons for the increase were increases in marketing and advertising expenses due to increased spending in this area during the first three months of 2010 compared to the same prior year period, increases in bank service charges due to increased account activity, increases in consultant fees due to the greater use of consultants for information technology and risk management purposes, increases in debit card expenses due to the implementation of a card rewards program in December 2009, and increases in payments to vendors for ancillary services.

Net loss on sale of foreclosed and repossessed assets for the three months ended September 30, 2010 increased $4 thousand over the same prior year period. Net loss on sale of foreclosed and repossessed assets for the nine months ended September 30, 2010 decreased

$177 thousand over the same prior year period. The primary reason for the small increase in the three month period and the large decline in the nine month period was a stabilization of the Bank’s real estate market in 2010 compared to 2009, as well as better estimation in 2010 compared to 2009 of real estate values when the Bank foreclosed on the underlying collateral securing the loans.

FDIC assessments for the three and nine months ended September 30, 2010 were relatively unchanged compared to the same prior year periods.

Total other-than-temporary impairment loss for the three and nine months ended September 30, 2010 decreased $21 thousand and $105 thousand, respectively, over the same prior year periods. The Company performs quarterly impairment testing on its investment portfolio, and higher impairment losses were recorded in 2009 compared to 2010 as a result of this testing.

Other expense for the three and nine months ended September 30, 2010 increased $116 thousand and $181 thousand, respectively, over the same prior year periods. The primary reasons for the increase were increases in education and training, loan collection expenses, and real estate and property taxes.

Income Taxes

Income tax expense for the three months ended September 30, 2010 was $4 thousand compared to income tax expense of $50 thousand for the same period in 2009. The primary reason for the relatively small income tax expense for the three months ended September 30, 2010 was an adjustment in the Company’s effective tax rate from 34.3% in the six months ended June 30, 2010 to 33.3% in the nine months ended September 30, 2010. The decline in the effective rate, which was caused by a revised lower estimate of net income, and coupled with the relatively small net income before income tax expense of $4 thousand, caused the relatively small effective income tax rate of 8.9% in the three months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2010 and 2009 was $346 thousand and $234 thousand, respectively, resulting in effective tax rates of 33.3% and 31.8%, respectively.

Analysis of Financial Condition at September 30, 2010 and December 31, 2009

Loans Receivable

As of September 30, 2010, total loans increased to $254.9 million, up 1.4% from total loans of $251.3 million at December 31, 2009. The increase in loans is a result of the Bank’s continuing expansion in the Piedmont Triad area. Although the number of loan opportunities that meet the Company’s underwriting standards has declined, there are some opportunities with existing and new clients of the Company, and the Company makes every effort to extend credit to credit qualified consumers and businesses. The Company makes both commercial and consumer loans to borrowers in all neighborhoods within its market areas, including low- and moderate-income areas. The Company emphasizes commercial loans to small- and medium-sized businesses, real estate loans, and consumer loans.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At September 30,
	2010	2009
Allowance for loan losses at beginning of period	$3,667	$2,448
Loans charged off:
Real estate - mortgage	(1,383)	(335)
Home equity lines of credit	—	(98)
Commercial and industrial	(201)	(316)
Loans to individuals	(23)	(39)

Total charge-offs	(1,607)	(788)

Recoveries:
Real estate - mortgage	—	—
Home equity lines of credit	—	—
Commercial and industrial	8	84
Loans to individuals	20	25

Total recoveries	28	109

Net charge-offs	(1,579)	(679)
Provision for loan losses	1,898	1,546

Allowance for loan losses at end of period	$3,986	$3,315

Total loans outstanding at end of period	$254,942	$249,699

Average loans outstanding	$252,347	$248,539

Ratios:
Ratio of net loan charge-offs to average loans outstanding	0.63%	0.27%
Ratio of allowance for loan losses to loans outstanding at period-end	1.56%	1.33%

At September 30, 2010, our allowance for loan losses as a percentage of loans was 1.56%, up from 1.46% at December 31, 2009 and 1.33% at September 30, 2009. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $1.6 million in the first nine months of 2010 increased by $900 thousand when compared to the same period in 2009. Charge-offs from real estate secured loans were $1.4 million and $433 thousand in 2010 and 2009, respectively. Charge-offs from commercial and industrial loans were $201 thousand in the first nine months of 2010 compared to $316 thousand during the same period in 2009. Charge-offs from loans to individuals were $23 thousand and $39 thousand in the first nine months of 2010 and 2009, respectively. There were minimal recoveries in the first nine months of 2010, however, there were $84 thousand in commercial and industrial loan recoveries during the same period in 2009.

Asset quality remains a top priority of the Bank. For the nine months ended September 30, 2010, annualized net loan charge-offs were 0.63% of average loans compared to annualized net chargeoffs of 0.27% for the nine months ended September 30, 2009. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing off and writing down a number of real estate loans in the nine months ended September 30, 2010. The increase in the allowance for loan losses to loans to 1.56% at September 30, 2010 from 1.23% at September 30, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 48% as of September 30, 2010 compared to 99% at December 31, 2009. The decrease is the result of our allowance increasing approximately 9% from December 31, 2009 to September 30, 2010 and our nonperforming loans increasing approximately 198% during the same period.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At September 30, 2010, we had loans totaling $8.1 million (which includes $6.6 million in nonperforming loans) which were considered to be impaired compared to $4.6 million at December 31, 2009. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at September 30, 2010.

Analysis of Loans Considered Impaired (Dollars in thousands)

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	17	$6,550	$338
Restructured loans	—	—	—

Total nonperforming loans	17	$6,550	$338

Other impaired loans with allocated reserves	4	1,585	249
Impaired loans without allocated reserves	—	—	—

Total impaired loans	21	$8,135	$587

At September 30, 2010 and December 31, 2009, nonperforming assets were approximately 2.69% and 1.61%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and its effect on several large borrowers of the Bank has contributed to the overall increase in nonperforming assets from year end 2009 to September 30, 2010.

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

Investment Portfolio

Our available-for-sale investment securities totaled $35.7 million at September 30, 2010, compared to $47.2 million at December 31, 2009. The overall decline was due to repayments on these securities as well as the sale in the three months ended March 31, 2010 of two securities for a pre-tax gain of $386,000 that had a recorded balance net of any unrealized gain of approximately $5.1 million on the date the securities were sold. Our held-to-maturity investment securities totaled $8.5 million at September 30, 2010 and $10.4 million at December 31, 2009. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the bank records an impairment loss on these securities. As of September 30, 2010 and September 30, 2009 the analysis resulted in impairment charges of $21 thousand and $126 thousand, respectively, on the underlying securities.

Deposits

Deposits increased to $294.5 million, up 0.97% as of September 30, 2010 compared to deposits of $291.7 million at December 31, 2009. Noninterest-bearing deposits increased $4.7 million, or 23.0%, from year end 2009 to September 30, 2010, while total interest-bearing deposits decreased $1.8 million, or 0.68%, over the same period. Most of the increases in deposits were concentrated in non-interest demand, NOW, and money market and savings deposits. During this same time management began a conscious effort to reduce time deposits, particularly brokered and internet generated time deposits, by paying lower market rates on these products. This resulted in a decrease in time deposits from December 31, 2009 to September 30, 2010.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at September 30, 2010 and December 31, 2009. At September 30, 2010 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at September 30, 2010.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on September 30, 2010 and December 31, 2009.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust I in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on September 30, 2010 and December 31, 2009.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first nine months of 2010, the Bank’s reliance on brokered and internet generated time deposits declined $23.4 million to $57.1 million due to increases in core deposits from customers within the Bank’s geographic market. Additionally, $36.0 million of the total brokered and internet generated time deposits of $57.1 million as of September 30, 2010 were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $22.3 million and $17.4 million of advances from the FHLB at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, we had outstanding FHLB advances totaling $9.0 million.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2010 and December 31, 2009, we owned 12,456 and 13,418 shares, respectively, of the FHLB’s $100 par value capital stock.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at September 30, 2010 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2010, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of September 30, 2010, we had $708 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of September 30, 2010, our total shareholders’ equity was $28.2 million (consisting of common shareholders’ equity of $21.4 million and preferred stock of $6.8 million) compared with total shareholders’ equity of $27.6 million as of December 31, 2009 (consisting of common shareholders’ equity of $21.0 million and preferred stock of $6.6 million).

Common shareholders’ equity increased by approximately $395 thousand to $21.4 million at September 30, 2010 from $21.0 million at December 31, 2009. We experienced net income in the first nine months of 2010 of $694 thousand and an increase of $169 thousand in accumulated other comprehensive income associated with our available-for-sale securities portfolio which accounted for the majority of the increase. This increase was offset by decreases due to payment of dividends of $289 thousand on preferred shares in January, May and August of 2010, and accretion of preferred stock discount of $179 thousand in the first nine months of 2010.

The Bank is subject to minimum capital requirements. As the following table indicates, at September 30, 2010, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At September 30, 2010
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.6%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.3%	4.0%	6.0%
Leverage ratio	8.2%	4.0%	5.0%

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2010 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 6.	EXHIBITS

15(a)	Exhibits

	Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

	Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

	Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

	Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

	Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(viiii)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on .

	Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

	Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

	Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

	Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2009 Semi-Annual Incentive Plan, incorporated herein by reference to Exhibit (10)(xvi) to the Form 10-K filed with the SEC on March 31, 2010.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: November 12, 2010	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 12, 2010	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)