Form 10-K
period 2010-12-31
Oak Ridge Financial Services, Inc.
filed 2011-03-30
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 18, 2011, was as follows:

Class	Number of Shares
Common Stock, no par value	1,795,649

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Registrant to be held on June 9, 2011 (the “Proxy Statement”) are incorporated by reference into Part III.

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

Lending Activities

General. The Bank provides a wide range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. It also makes real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of the commercial loans are collateralized with real estate in the Bank’s market but such collateral is mainly a secondary, and not primary, source of repayment. The Bank has maintained a balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 31% of the loan balances outstanding at December 31, 2010, while fixed rate loans accounted for 69% of the loan balances at that time.

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

Commercial Mortgage Loans. The Bank originates and maintains a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. The Bank requires the personal guaranty of principals and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Bank also makes loans secured by commercial/investment properties provided the subject property is either pre-leased or pre-sold before the Bank commits to finance its construction.

Construction Loans. Another of the Bank’s lending concentrations is construction/development lending. However, the Bank, like many other financial institutions, has greatly decreased its emphasis on this type of lending over the past two years. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of homes. The Bank finances “starter” homes as well as “high-end” homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. The Bank lends to builders in its market who have demonstrated a favorable record of performance and profitable operations. The Bank limits the number of unsold homes for each builder. The Bank will also finance small tract developments and sub-divisions; however, the Bank seeks to be only one of a number of financial institutions making construction loans in any one tract or sub-division. The Bank endeavors to further limit its construction lending risk through adherence to established underwriting procedures and the requirement of documentation of all draw requests. The Bank requires personal guarantees of the principals and demonstrated secondary sources of repayment on construction loans.

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

Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Bank offers fixed and variable rate options, but generally limits the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which originates loans and brokers them for sale in the secondary market. Such loans are closed by mortgage brokers and are not funded by the Bank. The Bank anticipate that it will continue to be an active originator of mortgage loans and only hold for its own account a small number of well-collateralized, non-conforming residential loans.

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

Borrowings

As additional sources of funding, the Bank uses advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) under a line of credit equal to 30% of the Bank’s total assets ($349.0 million at December 31, 2010), subject to satisfactory loans and investments to pledge. Outstanding advances at December 31, 2010 were $9.0 million. Pursuant to collateral agreements with the FHLB, at December 31, 2010 advances were secured by investment securities available-for-sale with a fair value of $4.3 million and by loans with a carrying amount of $30.8 million, which approximates market value.

The Bank may purchase federal funds through two unsecured federal funds lines of credit consisting of $6.0 million in the aggregate. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no federal funds purchased as of December 31, 2010.

Junior Subordinated Debt

In June of 2007, the Company placed $8.2 million in trust preferred securities through its subsidiary, Oak Ridge Statutory Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by the Bank. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 160 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by the Bank for income tax purposes. The trust preferred securities are redeemable on or after June 2012. The Bank has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Bank’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities was that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling the Bank to enhance its regulatory capital positions without diluting the ownership of its shareholders.

Investment Services

Oak Ridge Wealth Management offers financial planning services and sells investment products such as mutual funds, equities, and fixed and variable annuities, and operates in an independent office in downtown Greensboro, North Carolina while also servicing the Bank’s five banking offices. Oak Ridge Wealth Management has nine employees, six of who hold Series 7 licenses. The licensed employees are also employees of Invest Financial Corporation. The Bank anticipates continuing to expand this division during 2011.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”) dated June 30, 2010, there were 147 offices of 22 different commercial banks and one savings bank in Guilford County. Four banks (Wells Fargo, BB&T, Bank of America, and SunTrust) controlled an aggregate of 65 percent of all deposits in Guilford County, while the Bank held a 3.5 percent market share. Thus, the Bank’s market is highly competitive, and customers tend to aggressively “shop” the terms of both their loans and deposits.

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

Employees

At December 31, 2010, the Company and the Bank had 88 full-time employees and 6 part-time employees. The Company, the Bank and their employees are not parties to any collective bargaining agreement, and each of the Company and the Bank considers its relations with its employees to be good.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve (as defined herein). Under a policy of the Board of Governors of the Federal Reserve System (“Federal Reserve”) with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the Bank Holding Company Act of 1956, as amended (the “BHCA”), also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of Treasury (the “U.S. Treasury”) Capital Purchase Program (“CPP”), on January 30, 2009, we issued and sold (i) 7,700 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and (ii) a Warrant to purchase 163,830 shares of the Company’s common stock, no par value, (the “Warrant”) to the U.S. Treasury as part of its CPP. The Securities Purchase Agreement, dated January 30, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, restricts the Company, without the prior approval of the U.S. Treasury, from paying dividends, limits the Company’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of the Company to be issued under the Warrant, certain registration rights, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and subsequent regulations issued by the U.S. Treasury.

FDIC Temporary Liquidity Guarantee Program. The Company and the Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC guarantees certain senior unsecured debt of the Company and the Bank, as well as noninterest bearing transaction account deposits at the Bank. Under the transaction account guarantee component of the TLGP, all noninterest bearing transaction accounts maintained at the Bank are insured in full by the FDIC until December 31, 2010, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2010.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2010.

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

The ability of the Company to pay dividends or repurchase shares is dependent upon the Company’s receipt of dividends from the Bank. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may only pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

As a result of the Company’s participation in the CPP, the Company will require prior approval of the U.S. Treasury to pay dividends.

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. In 2010, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. During the first quarter of 2010, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $160 thousand in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three year’s worth of estimated deposit insurance premiums by December 31, 2009. On February 7, 2011, the FDIC adopted a new assessment formula, effective with the second quarter of 2011.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB. At December 31, 2010, the Bank was in compliance with these requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during 2010.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2010, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2010, this limit was $4.3 million. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus, or $2.9 million.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known.

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

•	Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The global, U.S. and North Carolina economies are continuing to experience significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease in deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•	a decreased ability to raise additional capital on terms acceptable to us or at all; or

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.

•	Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, effective one year after the date of enactment, is a provision that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

•

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation or regulations intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

•	Increases in FDIC insurance premiums may adversely affect the Company’s net income and profitability.

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs, to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), which in 2010 was made permanent, and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

•	The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients.

From time to time, we may utilize derivative financial instruments, primarily to hedge our exposure to changes in interest rates, but also to hedge cash flow. By entering into these transactions and derivative instrument contracts, we expose ourselves to counterparty credit risk in the event of default of our counterparty or client. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty. Nonetheless, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

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

As a result of recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, we and most other financial institutions have experienced increasing levels of non-performing loans, foreclosures and loan losses. We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectability, including, but not limited to:

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

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2010, our loan portfolio was below thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2010, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

Should we need, or be required by regulatory authorities, to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. However, our ability to raise additional capital will depend on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, we will be able to raise additional capital on terms favorable to us or at all. Our inability to raise additional capital, if needed, on terms acceptable to us, may have a material adverse effect on our ability to expand our operations, and on our financial condition, results of operations and future prospects.

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

On December 31, 2010, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

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

The significant federal and state banking regulations that affect us are described under “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, there has been an increase in the regulation of all financial institutions. We cannot predict the effects of such changes on our business and profitability.

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

•	The Company and the Bank compete with much larger companies for some of the same business.

The banking and financial services business in our market areas continues to be a competitive field and it is becoming more competitive as a result of:

•	Changes in regulations;

•	Changes in technology and product delivery systems; and

•	The accelerating pace of consolidation among financial services providers.

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

•	Negative publicity could damage our reputation.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

•	The Bank is subject to environmental liability risk associated with lending activities.

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

•	Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.

Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to manage our balance sheet.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Impairment of investment securities, certain other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of certain other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

•	We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

•	Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

•	Our common stock is not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of our common stock may lose some or all of their investment.

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

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 9.26% of the shares of our common stock outstanding as of March 18, 2010 (including the shares issuable upon exercise of the Warrant). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table summarizes certain information about the headquarters of the Company, the Bank’s branch offices in Summerfield and Greensboro, as well as information related to the Company’s administrative offices as of December 31, 2010.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Main Office 2211 Oak Ridge Road Oak Ridge, North Carolina	2003	6,800	Building Owned/ Land Leased (1)	Ground lease expires in 2023 with two (2) ten-year renewal options
Summerfield Office 4423 NC Highway 220 North Summerfield, North Carolina	2003	3,300	Leased	Expires in 2023 with four (4) five-year renewal options

Old Operations Center 1684 NC Highway 68 North Oak Ridge, North Carolina	2001	2,800	Owned (2)

Greensboro Office 1597 New Garden Road Greensboro, North Carolina	2005	3,500	Building Owned/ Land Leased	Ground lease expires in 2025 with four (4) five-year renewal options

Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Irving Park Office 2102 Elm Street, Suite C Greensboro, North Carolina	2006	2,500	Leased	Expires in 2013 with (2) five-year renewal options

Lake Jeanette Office 400 Pisgah Church Road Greensboro, North Carolina	2008	5,800	Owned	N/A

Oak Ridge Wealth Management 328 Market Street East Greensboro, North Carolina	2008	3,780	Leased	Expires in 2013 with (2) five-year renewal options

Headquarters Building 8050 Fogleman Road Oak Ridge, NC 27410	2009	14,000	Owned	N/A

(1)	The Bank leases the 2.04 acres of land underlying the building.
(2)	The Bank owns 1.2 acres of land that formerly occupied the Bank’s operation center. The land is presently for sale.

At December 31, 2010, the total consolidated net book value of the Company’s land, buildings and leasehold improvements totaled approximately $8.1 million. The total net book value of its furniture, fixtures and equipment at December 31, 2010 was approximately $2.3 million. Each of the existing and proposed facilities and locations of the Company and its subsidiaries is considered by management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2010, the Bank had $2.2 million in real estate acquired in settlement of loans.

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

As of March 18, 2011, the Company had approximately 971 shareholders of record.

The following table lists the high and low sales information for the Company’s common stock for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. On March 17, 2011, the last sale of the Company’s common stock quoted on the NASDAQ Capital Market was $4.53 per share.

	Sales Price Range
Quarter	High	Low
2010 First	$5.00	$4.25
Second	$5.89	$4.80
Third	$5.89	$4.20
Fourth	$5.00	$4.10

	Sales Price Range
Quarter	High	Low
2009 First	$7.83	$3.60
Second	$7.60	$3.91
Third	$7.87	$5.81
Fourth	$6.28	$4.25

Equity Compensation Plan Information

The following table presents the number of shares of common stock to be issued upon the exercise of outstanding options as of December 31, 2010, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Bank’s security holders	318,471	$9.47	533,797

Equity compensation plans not approved by the Bank’s security holders	—	N/A	—

Total	318,471	$9.47	533,797

The Company did not repurchase any shares of common stock during the fourth quarter of 2010.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the years ended December 31, 2010 and 2009. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and the Bank for the years ended December 31, 2010 and 2009. The financial statements presented contain the consolidation of the Company and the Bank only. The Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those described in the forward-looking statements as a result of various factors. This discussion is intended to assist in understanding the Company’s financial condition and results of operations.

Executive Overview

Executive Summary

In 2010, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Managing Credit Quality

Senior management continues to work closely with credit administration and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. As the economic slowdown has continued, we have experienced a rise in non-performing assets, and we address each situation on a case-by-case basis. When faced with possible loss situations, management may determine it is in the shareholders’ best long-term interest to work with the borrower or oversee a viable project through to completion.

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders’, as of December 31, 2010 we have been able to move 14 out of 19 jumbo homes and 14 out of 19 conventional homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $3.4 million, and the reduction of our exposure to conventional homes from $4.9 million to $1.1 million. This program can be accessed through our website at www.bankofoakridge.com.

We have also extended the Community Loan Investment Program to cover the residential lot inventory of our development borrowers, and will be rolling out an incentive program targeted specifically at our financed lots in late March or April of 2011.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the year ended December 31, 2010, we had a significant shift in our deposit mix as noninterest-bearing and interest-bearing checking accounts increased $6.2 million and $19.3 million, respectively, from year end 2009 to year end 2010, driven by what we believe was a move away from large financial institutions to smaller community banks like ours. The increase in noninterest-bearing and interest-bearing checking accounts allowed us to decrease time deposits by $25.0 million from year end 2009 to year end 2010.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the CPP on January 30, 2009. Of the total $7.7 million CPP funds received, to date $1.1 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $6.8 million in unused capital, which includes approximately $100,000 in earnings since the Company received the CPP funds, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 11.8% at December 31, 2010, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.8 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.3% at December 31, 2010 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2011, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP accrual that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in the Bank’s marketplace of every employee as a participant in the ESOP owning a part of the Company.

Improving Operational Earnings

Proforma earnings (non-GAAP), as shown in the table below, were $3.6 million for 2010, compared to $3.2 million for 2009, an increase of approximately $400 thousand.

	Years ended December 31,
	2010	2009
	(dollars in thousands)
Income before income taxes (GAAP)	$1,108	$981
Add:
Provision for loan losses	2,406	2,544
ESOP accrual	900	—
Subtract:
Pretax gain on sale of securities	(386)	(38)
Preferred stock dividends	(385)	(305)

Proforma earnings (Non-GAAP)	$3,643	$3,182

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

Challenges

The Company has grown steadily since the opening of the Bank in April of 2000, and its business has become more dynamic and complex in recent years as the Bank has enhanced or added delivery channels, products and services, and lines of businesses. While the achievement of the Company’s strategic initiatives and established long-term financial goals is subject to many uncertainties and challenges, management has identified the challenges that are most relevant and most likely to have a near-term effect on operations, which are presented below:

•	Continuing to maintain our asset quality, especially in an uncertain and weak economic environment;

•	Addressing the challenges associated with a weak economic environment in its geographic market;

•	Improving efficiency and controlling noninterest expenses;

•	Maintaining its net interest margin in the current interest rate environment;

•	Increasing core deposits;

•	Increasing interest and noninterest revenue;

•	Controlling costs associated with the current heightened regulatory environment;

•	Volatility in the mortgage banking business;

•	Competition from bank and nonbank financial service providers; and

•	Intense price competition.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Net Income

In 2010, our income available to common stockholders was $105 thousand or $0.06 basic and diluted earnings per share, compared to income available to common stockholders of $132 thousand or $0.07 basic and diluted earnings per share for the year ended December 31, 2009. The small decrease in earnings is primarily due to increases in noninterest expense, offset by increases in net interest income and noninterest income.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2010	2009	2008
Return on assets	0.21%	0.19%	0.35%
Return on equity	2.59	2.41	5.81
Shareholders’ equity to assets	7.97	8.14	6.08

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

Our net interest income for the year ended December 31, 2010 was $13.3 million, an increase of $1.1 million or 9.4% when compared to net interest income of $12.2 million for the year ended December 31, 2009. Our net interest margin for 2010 was 4.13% compared to 3.85% for 2009. The increase in our net interest margin is mainly the result of decreased rates paid on our interest bearing liabilities, offset by a decline in yields on interest-earning assets. Our net interest rate spread, on a tax-equivalent basis, for 2010 was 3.97% compared to 3.68% for 2009. The spread increased by 29 basis points as the decrease in the rates paid on interest-bearing liabilities was 29 basis points more than the change in yields earned on interest-earning assets for the year.

Total interest income decreased $1.5 million or 7.8% to $18.1 million in 2010 compared to $19.6 million in interest income in 2009. A decrease in the yield on interest-earning assets in 2010 when compared to 2009 resulted in a decline in interest income from 2009 to 2010, but the decline in yield was partially offset by increases in average earning assets of $5.8 million in 2010 when compared to 2009. We funded the increases in interest-earning assets primarily with interest-bearing checking, savings, and money market deposit growth. The yield on average earning assets decreased 59 basis points during 2010 compared to 2009.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense” on page 29 of this Annual Report on Form 10-K. We attribute the majority of the decrease in the yield on our earning assets to a decline in the yield on our taxable investment securities portfolio, which was due to a decline in yields on new investment purchases during the year. To a lesser extent, some of the decline in the total yield on interest-earning assets was caused by new and renewing fixed rate loans originated in a lower interest rate environment.

Our average cost of funds for 2010 was 1.63%, a decrease of 88 basis points when compared to 2.51% for 2009. The average cost on interest bearing deposit accounts decreased 89 basis points from 2.55% paid in 2009 to 1.66% paid in 2010, while our average cost of borrowed funds also decreased 89 basis points during 2010 compared to 2009.

Total interest expense decreased $2.7 million or 36.0% to $4.8 million in 2010 from $7.4 million in 2009, primarily the result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing deposits increased approximately $2.4 million when comparing 2010 with that of 2009. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $2.5 million and the increase attributable to higher volumes of interest-bearing liabilities was $212 thousand.

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

Total interest income increased $1.6 million or 8.8% to $19.6 million in 2009 compared to $18.0 million in interest income in 2008. Increases in our average earning assets of $42.3 million in 2009 when compared to 2008 resulted in a $2.9 million increase in interest income from 2008 to 2009 but this was partially offset by a decrease in interest income of $1.3 million from a decline in yields. We funded the increases in interest-earning assets primarily with interest-bearing checking, savings, and money market deposit growth. The yield on average earning assets decreased 35 basis points during 2009 compared to 2008.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense” on Page 29 of this Annual Report on Form 10-K. We attribute the decrease in the yield on our earning assets to the drop in short-term market interest rates. During 2008, the Federal Open Market Committee (“FOMC”) decreased short-term rates 325 to 350 basis points from 3.50% to a range of 0.00% to 0.25%. Approximately $93.7 million or 38.0% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result, composite yield on our loans decreased approximately 59 basis points for the year ended December 31, 2009 compared to December 31, 2008.

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

Net Interest Income and Average Balances (dollars in thousands)

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Federal funds sold and interest bearing bank deposits	$22,159	$80	0.36%	$6,162	$51	0.83%	$8,738	$261	2.98%
Taxable investment, trading securities and restricted equity securities	48,176	3,006	6.24	61,866	4,222	6.82	33,867	2,042	5.03
Loans receivable(1)(2)	252,800	15,019	5.94	249,264	15,361	6.16	232,351	15,738	6.75

Total interest-earning assets	323,135	18,105	5.60	317,292	19,634	6.19	274,956	18,041	6.54

Non-interest-earning assets	22,308			26,337			18,201

Total assets	$345,443			$343,629			$293,157

Interest-bearing liabilities:
Deposit accounts	$274,101	$4,551	1.66%	$271,718	$6,940	2.55%	$227,607	$8,199	3.59%
Borrowings	17,256	202	1.17	23,679	488	2.06	28,969	1,043	3.59

Total interest-bearing liabilities	291,357	4,753	1.63	295,397	7,428	2.51	256,576	9,242	3.59

Non-interest-bearing liabilities	25,849			20,248			18,766
Stockholders’ equity	28,237			27,984			17,815

Total liabilities and stockholders’ equity	$345,443			$343,629			$293,157

Net interest income and interest rate spread		$13,352	3.97%		$12,206	3.68%		$8,799	2.95%

Net interest-earning assets and net interest margin(3)	$31,778		4.13%	$21,895		3.85%	$18,380		3.20%

Ratio of interest-earning assets to interest-bearing liabilities			110.91%			107.41%			107.16%

(1)	Average loan balances include nonaccrual loans.
(2)	Deferred loan fees are included in interest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense

	Year Ended December 31, 2010 vs. 2009			Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total	Rate	Volume	Total	Rate	Volume
	(dollars in thousands)
Interest income:
Federal funds sold and interest-bearing bank deposits	$29	$(42)	$71	$(223)	$(159)	$(64)
Taxable investment and restricted equity securities	(1,216)	(338)	(878)	2,193	322	1,871
Loans receivable	(342)	(557)	215	(377)	(1,451)	1,074

Total interest income	(1,529)	(937)	(592)	1,593	(1,288)	2,881

Interest expense:
Deposit accounts	(2,389)	(2,449)	60	(1,259)	(2,652)	1,393
Borrowings	(286)	(14)	(272)	(555)	(389)	(166)

Total interest expense	(2,675)	(2,463)	(212)	(1,814)	(3,041)	1,227

Net interest income increase (decrease)	$(1,146)	$1,526	$(380)	$3,407	$1,753	$1,654

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2010 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2010, we had a negative one year cumulative gap of 56.9%. We have interest-earning assets of $146.9 million maturing or repricing within one year and interest-bearing liabilities of $258.2 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2010, savings, NOW and Money Market accounts totaled $115.8 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one year period.

Rate Sensitivity Analysis as of December 31, 2010

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$94,074	$26,199	$120,273	$136,213	$256,486
Investment securities at amortized cost	2,326	9,558	11,884	42,028	53,912
Interest bearing deposits	10,599	2,970	13,569	1,290	14,859
FHLB stock	1,199	—	1,199	—	1,199

Total earning assets	$108,198	$38,727	$146,925	$179,531	$326,456

Percent of total earnings assets	33.1%	11.9%	45.0%	55.0%	100.0%
Cumulative percentage of total earning assets	33.1	45.0	45.0	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$115,829	$—	$115,829	$—	$115,829
Time deposits	36,793	88,361	125,154	32,525	157,679
Long-term obligations	17,248	—	17,248	—	17,248

Total interest-bearing liabilities	$169,870	$88,361	$258,231	$32,525	$290,756

Percent of total interest-bearing liabilities	58.4%	30.4%	88.8%	11.2%	100.0%
Cumulative percent of total interest-bearing liabilities	58.4	88.8	88.8	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	63.7%	43.8%	56.9%	552.0%	112.3%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	63.7%	56.9%	56.9%	112.3%
Interest sensitivity gap	$(61,672)	$(49,634)	$(111,306)	$147,006	$35,700

Cumulative interest sensitivity gap	(61,672)	(111,306)	(111,306)	35,700	35,700
As a percent of total earnings assets	(18.9)%	(34.1)%	(34.1)%	10.9%	10.9%

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

The Company’s ALCO (Asset Liability Committee) policy has established that interest income sensitivity will be considered acceptable if net interest income does not decline from the flat rate scenario more than 5.0%, 12.0%, 22.0%, and 34.0% in the plus and minus 100, 200, 300 and 400 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2010, the Company’s income simulation model projects that net interest income would increase 2.15%, 2.77%, 3.18% and 3.56% in the plus 100, 200, 300 and 400 basis point change scenarios. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200, 300 and 400 basis point change scenarios relevant at December 31, 2010 due to the current low rate environment.

The ALCO policy also has established that interest income sensitivity will be considered acceptable if economic value of equity does not decline from the flat rate scenario more than 9.0%, 19.0%, 33.0%, and 51.0% in the plus and minus 100, 200, 300 and 400 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2010, the Company’s income simulation model projects that net interest income would increase 3.20%, 10.03%, 17.60% and 20.00% in the plus 100, 200, 300 and 400 basis point change scenarios. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200, 300 and 400 basis point change scenarios relevant at December 31, 2010 due to the current low rate environment.

In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including the sale of a portion of the Company’s available-for-sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for 2010 and 2009.

Noninterest Income

	Years ended December 31,
	2010	2009
	(dollars in thousands)
Service charges on deposit accounts	$723	$897
Gain on sale of securities	386	38
Mortgage loan origination fees	605	489
Investment and insurance commissions	897	649
Fee income from accounts receivable financing	847	728
Debit card interchange income	490	337
Impairment loss on securities	(21)	(129)
Income earned on bank owned life insurance	165	195
Other service charges and fees	79	86

Total noninterest income	$4,171	$3,290

In 2010 noninterest income increased $881 thousand or 26.8% to $4.2 million compared to $3.3 million for the same period in 2009. Service charges on deposit accounts decreased by $174 thousand or 19.4% due primarily to a decline in overdraft fees mostly as a result of greater consciousness of the fees by our customers. Gain on sale of securities increased $348 thousand or 915.8% due to more favorable market conditions in 2010 compared to 2009 as market rates were higher in 2009 as compared to 2010. Mortgage loan origination fees were up by $116 thousand or 23.7% due to the low mortgage rate environment in 2010 compared to 2009. Investment and insurance commissions increased by $248 thousand or 38.2%. The addition of one new licensed financial advisor and the maturation of new advisors added in 2009 accounted for the majority of the increase in investment and insurance commissions. Fee income from accounts receivable increased by $119 thousand or 16.3% from 2009 to 2010 as several clients were added by the Bank in this product line in 2010. Debit card interchange income was up by $153 thousand or 45.4% due to a high number of debit cards and increased transactions due to the implementation of a debit cards reward program by the Bank in late 2009. Income earned on bank owned life insurance decreased by $30 thousand or 15.4% due to lower rates in 2010 on the underlying life insurance policies. Other service changes and fees were relatively unchanged in absolute dollar terms from 2009 to 2010.

Noninterest Expense

Noninterest expense increased $2.0 million or 17.0% to $14.0 million in 2010 compared to $12.0 million in 2009, and noninterest expense increased $2.1 million or 21.1% in 2009 compared to $9.9 million in 2008. The following table presents the components of noninterest expense for 2010 and 2009.

Sources of Noninterest Expense

	Years ended December 31,
	2010	2009
	(dollars in thousands)

Salaries	$5,709	$5,013
Employee benefits	713	574
Occupancy expense	922	803
Employee Stock Ownership Plan (ESOP)	900	—
Equipment expense	876	777
Data and item processing	628	623
Professional and advertising	1,358	1,368
Stationary and supplies	257	241
Net cost of real estate and repossessions acquired in settlement of loans	307	358
Telecommunications expense	223	222
FDIC assessment	519	739
Accounts receivable financing expense	282	222
Other expense	1,315	1,031

Total noninterest expense	$14,009	$11,971

Salary expense increased $696 thousand or 13.9% in 2010 compared to 2009. The increase is the result of employee additions in the production and support areas of the Bank as well as general cost of living and merit increases. Employee benefits increased $139 thousand or 24.2% in 2010 over the prior year principally due to an increase in employee group insurance as a result of employee additions in 2010 and an increase in supplemental executive retirement plan expense. As of December 31, 2010, we had the equivalent of 92 full-time employees and operated 5 full service banking offices and an office housing our independent wealth management division.

ESOP expense was $900 thousand in 2010. There was no ESOP expense in 2009 as the ESOP was established in 2010.

Occupancy expense increased $119 thousand or 14.8% in 2010 primarily due to the completion and occupancy in July of 2009 of the Company’s 14,000 square foot corporate headquarters and support facility.

Equipment expense increased $99 thousand or 12.7% in 2010 mainly due to an increase in depreciation expense due to the addition of furniture and computer hardware and software associated with the Company’s corporate headquarters and support facility.

Data and items processing expenses were relatively unchanged from 2009 to 2010.

Professional and advertising expenses, which include audit, legal, consulting and marketing and advertising fees, were relatively unchanged from 2009 to 2010.

Stationary and supplies expense increased $16 thousand in 2010 compared to the same period of 2009 resulting primarily from the continued growth in the Bank’s customer base.

Net cost of real estate and repossessions acquired in settlement of loans decreased $51 thousand or 14.2% in 2010 compared to same period of 2009, resulting primarily from a decrease in losses on the sale of real estate offset by a increase in expenses of holding real estate acquired in settlement of loans.

Telecommunication expenses, which include voice and data communications, were relatively unchanged from 2009 to 2010.

FDIC insurance decreased $220 thousand in 2010 due to a one time assessment in 2009 which was not present in 2010.

Accounts receivable financing expense increased $60 thousand or 27% in 2010 compared to the same period in 2009. The increase in this expense item was due to an increase in fee income from accounts receivable financing.

Other expenses increased $284 thousand or 27.5% in 2010 compared to the same period in 2009. Increases in this area are attributable to increased emphasis on training and education as well as increased loan servicing costs.

Income Taxes

For the years ended December 31, 2010 and 2009, we recorded income tax expense of $376 thousand and $307 thousand, respectively. Our effective tax rate for the years ended December 31, 2010 and 2009 was 33.9% and 31.3%, respectively.

Analysis of Financial Condition

Average earning assets increased to $323.1 million in 2010, or 1.8%, from $317.3 million in 2009. Earning assets represented 93.5% of total assets during the year ended December 31, 2010, and 92.3% and 93.8% during the years ended December 31, 2009 and 2008, respectively. The mix of average earning assets changed from December 31, 2009 to December 31, 2010, with loans increasing from 72.5% of total assets in 2009 to 73.2% in 2010, and investment securities decreasing from 18.0% of total assets in 2009 to 13.9% in 2010. The shift in earning assets from investments to loans was a conscious strategy in 2010 by management as a decline in market yields during 2010 left few opportunities to earn acceptable returns on new investment purchases.

Average earning assets increased to $317.3 million in 2009, or 15.4%, from $275.0 million in 2008. The mix of average earning assets changed from December 31, 2008 to December 31, 2009, with loans declining from 79.3% of total assets in 2008 to 72.5% in 2009, and investment securities increasing from 11.5% of total assets in 2008 to 18.0% in 2009. The shift in earning assets to investments from loans was a conscious strategy in 2008 and 2009 by management to try to invest excess funds in investment securities rather than loans. During the latter part of 2009 management stopped purchasing investment securities due to our perception that the U.S. Treasury’s plan to purchase up to $1.25 trillion in securities would increase overall market security prices and lower yields.

Average Asset Mix

	For the Years Ended December 31,
	2010		2009		2008
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
	(dollars in thousands)
Earning assets:
Loans	$252,800	73.2%	$249,264	72.5%	$232,351	79.3%
Investment securities	48,176	13.9	61,866	18.0	33,867	11.5
Federal funds sold and interest-bearing balances	22,159	6.4	6,162	1.8	8,738	3.0

Total earning assets	323,135	93.5	317,292	92.3	274,956	93.8

Nonearning assets:
Cash and due from banks	3,977	1.2	8,277	2.4	4,360	1.9
Property and equipment	10,461	3.0	10,508	3.1	7,581	2.1
Other assets	7,870	2.3	7,552	2.2	6,260	2.2

Total nonearning assets	22,308	6.5	26,337	7.7	18,201	6.2

Total assets	$345,443	100.0%	$343,629	100.0%	$293,157	100.0%

Loans Receivable

As of December 31, 2010, total loans increased to $256.5 million, up 2.1% from total loans of $251.3 million at December 31, 2009. Construction and land development loans decreased from $55.0 million, or 21.9% of total loans, in 2009 to $46.7 million, or 18.2% of total loans, in 2010. The decrease in construction and development loans was a function of the declining economic conditions during the past two years, as well as a conscious effort by management to decrease the Bank’s exposure to this segment. While management has consciously focused on decreasing its concentration to construction and development loans, it is honoring any commitments to existing credit worthy borrowers. The decline in construction and development loans does not take into account the advances from January 1, 2009 to December 31, 2010 on unfunded or partially funded one-to-four family residential construction loans.

Residential, one-to-four family loans decreased slightly from $75.4 million in 2009 to $74.0 million in 2010. Residential, 5 or more family loans increased in 2010 from 2009 due to several new loans that were originated in 2010 that were not present in 2009. Nonfarm, nonresidential loans increased $3.0 million from 2009 to 2010 due to an increase in opportunities for new loans, particularly to owner occupied nonfarm nonresidential borrowers. Commercial and industrial loans increased from $25.9 million in 2009 to $34.5 million in 2010. The increase in this loan segment was due to a conscious strategy by the Bank to locate and fund more of these loans to decrease its exposure to commercial real estate loans. The Bank’s portfolios of loans secured by farmland and consumer loans remained relatively unchanged from 2009 to 2010.

At December 31, 2010, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 85.5% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $74.0 million or 33.8% of our real estate loans at December 31, 2010. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2010, our ten largest loans accounted for approximately 9.0% of our loans outstanding. As of December 31, 2010 we had outstanding loan commitments of approximately $19.4 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Construction and development	$46,687	$55,014	$55,124	$55,588	$33,382
Secured by farmland	2,298	1,865	2,105	2,159	2,214
Residential, one-to-four families	74,044	75,378	66,934	52,187	45,515
Residential, 5 or more families	7,821	4,988	4,415	3,379	1,501
Nonfarm, nonresidential	88,411	85,414	85,362	12,672	21,198

Total real estate	219,261	222,659	213,940	125,985	103,810
Commercial and industrial	34,478	25,868	28,698	83,085	51,923
Consumer	2,849	2,773	2,910	3,899	3,851

Total	$256,588	$251,300	$245,548	$212,969	$159,584

Loan Portfolio Summary, as a percent of total loans

	At December 31,
	2010	2009	2008	2007	2006
Construction and development	18.2%	21.9%	22.4%	26.1%	20.9%
Secured by farmland	.9	.7	.9	1.0	1.4
Residential, one-to-four families	28.9	30.0	27.2	24.5	28.6
Residential, 5 or more families	3.0	2.0	1.8	1.6	0.9
Nonfarm, nonresidential	34.5	34.0	34.8	6.0	13.3

Total real estate	85.5	88.6	87.1	59.2	65.1
Commercial and industrial	13.4	10.3	11.7	39.0	32.5
Consumer	1.1	1.1	1.2	1.8	2.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Loan Maturity/Repricing Distribution

The following table sets forth the maturity distribution of our loans as of December 31, 2010. A significant majority of our loans maturing after one year reprice at three and five year intervals. Approximately 31% of our loan portfolio is comprised of variable rate loans.

	Commercial and Industrial	Construction and Development	Others	Total Amount	%
	(dollars in thousands)
Three months or less	$8,389	$13,282	$13,776	$35,447	13.81%
Over 3 months to 12 months	8,555	17,395	25,682	51,632	20.12
Over 1 year to 5 years	14,283	11,668	92,440	118,391	46.14
Over 5 years	3,251	4,342	43,525	51,118	19.93

Total loans	$34,478	$46,687	$175,423	$256,588	100.00%

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

Analysis of the Allowance for Loan Losses

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Allowance for loan losses at beginning of year	$3,667	$2,450	$2,120	$1,704	$1,410
Charge-offs:
Real estate	(1,612)	(609)	(104)	—	(15)
Commercial and industrial	(201)	(782)	(135)	(19)	(10)
Loans to individuals	(28)	(49)	(73)	(35)	(14)

Total charge-offs	(1,841)	(1,440)	(312)	(54)	(39)

Recoveries:
Real estate - mortgage	112	—	—	—	—
Commercial and industrial	8	83	9	—	—
Loans to individuals	23	30	30	22	—

Total recoveries	143	113	39	22	—

Net (charge-offs) recoveries	(1,698)	(1,327)	(273)	(32)	(39)
Provision for loan losses charged to operations	2,406	2,544	603	448	333

Balance at end of period	$4,375	$3,667	$2,450	$2,120	$1,704

Total loans outstanding at year-end	$256,588	$251,300	$245,548	$212,969	$159,584

Average net loans outstanding for the year	$252,800	$249,264	$232,351	$182,152	$139,324

Ratio of net loan charge-offs to average loans outstanding	0.67%	0.53%	0.12%	0.02%	0.03%

Ratio of allowance for loan losses to loans outstanding at period-end	1.71%	1.46%	1.00%	1.00%	1.00%

At December 31, 2010, our allowance for loan losses as a percentage of loans was 1.71%, up from 1.46% at December 31, 2009. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

As of December 31, 2010, we had 106 loans with a current principal balance of $27.0 million on the watch list, compared to 76 loans with a current principal balance of $15.0 million at December 31, 2009. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $9.2 million at December 31, 2010 as compared to $2.1 million at December 31, 2009. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At December 31, 2010, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2010 and 2009, we received approximately thousand and thousand, respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status. Foregone interest income related to loans on nonaccrual status were approximately $287 thousand and $63 thousand, during the years ended December 31, 2010 and 2009, respectively.

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

Net charge-offs of $1.7 million in 2010 increased $400 thousand and $1.4 million when compared to 2009 and 2008, respectively. Net charge-offs from real estate secured loans were $1.5 million, $609 thousand, and $104 thousand in 2010, 2009, and 2008, respectively. Net charge-offs from commercial and industrial loans were $193 thousand, $699 thousand and $126 thousand for 2010, 2009 and 2008, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2010, net loan charge-offs were 0.67% of average loans compared to 0.54% for the year ending December 31, 2009. The ratio of net charge-offs to average loans increased mainly due to the Bank writing-down several large collateral dependent loans and completely charging off other loans deemed to be uncollectible. Declining economic conditions resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.71% at December 31, 2010 from 1.46% at December 31, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 83% as of December 31, 2010 compared to 133% at December 31, 2009. The change is the result of our allowance increasing approximately 19% from 2009 to 2010 and our nonperforming loans increasing approximately 90% from 2009 to 2010. Commercial and business related real estate secured loans comprise a significant portion of total nonperforming loans. These types of loans are subject to impairment testing, which determines whether the loan should be written down or charged off to its fair value. Therefore, an increase in nonperforming loans should not always correspond equally with a change in the allowance for loan loss.

Allocation of Allowance for Loan Loss

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(dollars in thousands)
One-to-four residential first liens	$1,207	20.22	$911	20.36	$536	17.62	$374	15.40	$333	18.93
Construction and development	1,970	18.20	1,231	21.89	571	22.45	497	26.10	290	20.92
One-to-four family junior liens	30	8.63	206	9.63	208	9.64	181	9.10	308	9.30
All other real estate secured	329	38.41	889	36.73	762	37.42	168	8.60	221	15.90

Total real estate loans	3,536	85.46	3,237	88.61	2,077	87.13	1,220	59.20	1,152	65.05
Commercial and industrial	815	13.44	392	10.29	334	11.68	846	39.00	459	32.54
Consumer	24	1.10	38	1.10	37	1.19	54	1.80	93	2.41
Unallocated	—	—	—	—	2	—	—	—	—	—

Total	$4,375	100.00	$3,667	100.00	$2,450	100.00	$2,120	100.00	$1,704	100.00

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management, however, does consider the allowance for loan losses to be adequate at December 31, 2010.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2010, we had loans totaling $14.3 million (which includes $6.6 million in nonperforming loans) which were considered to be impaired compared to $4.6 million at December 31, 2009. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2010.

Analysis of Loans Considered Impaired

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	11	$4,218	$339
Restructured loans	8	2,345	—

Total nonperforming loans	19	$6,563	$339

Other impaired loans with allocated reserves	7	4,298	968
Impaired loans without allocated reserves	4	3,466	—

Total impaired loans	30	$14,327	$1,307

Of the $4.3 million in other impaired loans with allocated reserves, $1.3 million of the balances represent lot and acquisition and development loans that have relatively small individual balances where management believes there is some risk of loss. Of the $968 thousand in allocated reserves on other impaired loans without allocated reserves, $462 thousand represents management’s allocated reserve for loan and acquisition loans. Management estimates the risk of default on the individual balances of these loans by utilizing the current credit grade on the underlying loans, and then multiplies the estimated defaulted balance times an estimated loss of 35% to calculate the allocated reserve. In the table above the lot and acquisition and development loans are considered one loan.

Of the $4.3 million in other impaired loans with allocated reserves, the remaining $3.0 million of non lot and acquisition and development loans are not on nonaccrual but in management’s view have some probability of loss which may or may not materialize.

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans	$5,268	$2,280	$437	$10	$353
Loans past due 90 days or more and still accruing	—	484	—	—	—
Restructured loans	2,345	1,009	—	—	—
Foreclosed assets and repossessions	2,216	1,288	1,508	—	—

Total	$9,829	$5,061	$1,945	$10	$353

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

At December 31, 2010 and 2009, nonperforming assets, loans past due 90 days or more and still accruing, and foreclosed assets and repossessions, were approximately 3.83% and 1.61%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2010 on our interest income was approximately $343 thousand as we would have accrued $995 thousand in interest income versus the $653 thousand recognized.

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

Our available-for-sale investment securities totaled $48.3 million at December 31, 2010, $47.2 million at December 31, 2009 and $35.6 million at December 31, 2008. Our held-to-maturity investment securities totaled $7.6 million at December 31, 2010 and $10.4 million at December 31, 2009. For the most part during 2010, the Bank’s investment portfolio strategy consisted of allowing the existing investment portfolio to runoff with regular principal payment and prepayments. However, the Bank did purchase $15.3 million in investment securities in 2010, which were mostly concentrated in the last three months of the year. During 2008 and the beginning of 2009 management executed a strategy to purchase investment securities to take advantage of favorable spreads between yields on securities and our available sources of borrowing. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. During the years ended December 31, 2010 and 2009, the Company recorded impairment losses of $21 thousand and $129 thousand, respectively.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2010	Percentage	2009	Percentage	2008	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$2,170	4.5	$2,149	4.5	$2,153	6.0
FNMA or GNMA mortgage-backed securities	13,803	28.5	10,704	22.7	32,941	92.6
Private label mortgage-backed securities	14,344	29.7	24,059	51.0	—	—
Municipal Securities	4,681	10.0	—	—	—	—
SBA debentures	12,763	26.3	9,772	20.8	—	—
Other domestic debt securities	500	1.0	500	1.0	500	1.4

Total securities available-for-sale	$48,261	100.0	$47,184	100.0	$35,594	100.0

Securities held-to-maturity:
Private label mortgage-backed securities	$7,625	100.0	$10,355	100.0	$12,781	100.0

Total securities held-to-maturity	$7,625	100.0	$10,355	100.0	$12,781	100.0

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2010.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$—	$—	$2,170	$—	—	$2,170
	—%	—%	4.35%	—%	—%	4.35%
FNMA or GNMA mortgage-backed securities	—	—	$2,053	$2,043	$9,707	$13,803
	—	—	4.39%	5.34%	5.18%	5.06%
Private label mortgage-backed securities	—	—	—	$11,191	$3,153	$14,344
	—	—	—	6.05%	6.04%	6.05%
Municipal securities	—	—	—	$1,763	$2,918	$4,681
	—	—	—	4.55%	4.48%	4.51%
SBA debentures	—	—	—	$1,570	$11,193	$12,763
	—	—	—	4.39%	4.34%	4.35%
Other domestic debt securities	—	—	—	$500	—	$500
	—	—	—	3.80%	—	3.80%

Total available-for-sale securities	$—	$—	$4,223	$17,067	$26,971	$48,261

	—%	—%	4.37%	5.59%	4.86%	5.07%

Securities held-to-maturity:
Private label mortgage-backed securities(1)	$—	$—	$—	$—	7,534	$7,534

	—%	—%	—%	—%	6.17%	6.17%

Total held-to-maturity securities	$—	$—	$—	$—	7,534	$7,534

	—%	—%	—%	—%	6.17%	6.17%

Deposits

Deposits increased to $300.3 million, up 2.9% as of December 31, 2010 compared to deposits of $291.7 million at December 31, 2009. Noninterest-bearing deposits increased $6.2 million, or 30.4%, from year end 2009 to year end 2010, while total interest-bearing deposits increased $2.3 million, or 0.9%, over the same period. Interest-bearing checking accounts increased $19.3 million year over year, driven by what we believe was a move by consumers away from large financial institutions to smaller community banks like ours. Money market deposits increased $1.2 million from year end 2009 to year end 2010, savings deposits increased $4.2 million from year end 2009 to year end 2010, and time deposits declined $25.0 million from year end 2009 to year end 2010. The composition of time deposits changed from 2009 to 2010, largely due to a $20.1 million decline in internet generated time deposits due largely to the increase in interest-bearing checking accounts noted above. Time deposits greater than or equal to $100,000 increased $4.3 million year over year, Time deposits less than $100,000 decreased $4.3 million from year end 2009 to year end 2010, and CDARS deposits increased by $2.4 million.

The average balance of deposits and interest rates thereon for the years ended December 31, 2010, 2009, and 2008 are summarized below.

Average Deposit Balances and Rates

	For the Years Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest-bearing deposits:
Demand accounts	$40,464	1.36%	$33,403	.88%	$36,270	1.52%
Savings and money market	64,765	0.98	48,219	1.32	33,760	2.52
Time deposits	168,872	1.99	190,096	3.16	157,577	4.37

Total interest-bearing deposits	274,101	1.66	271,718	2.55	227,607	3.59
Non-interest-bearing deposits	23,457	—	19,785	—	16,741	—

Total deposits	$297,558	1.53%	$291,503	2.38%	$244,348	3.34%

For the years ended December 31, 2010, 2009 and 2008, our average noninterest-bearing deposits were approximately 7.9%, 6.8% and 6.9%, respectively, of our average total deposits. Increases in demand, non-interest bearing, and savings and money market accounts in 2010 were more than enough to fund our loan growth, even after taking into account the significant decline in time deposit average balances from 2009 to 2010. The decline in time deposits was largely driven by the planned runoff of internet generated time deposits during 2010.

The following table is a maturity schedule of our time deposits as of December 31, 2010.

Time Deposit Maturity Schedule

	At December 31, 2010
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Certificates of deposit:
Less than $100,000	$25,601	$23,387	$40,972	$18,058	$108,018
$100,000 or more	11,192	4,710	19,290	14,469	49,661

Total	$36,793	28,097	$60,262	$32,527	$157,679

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at December 31, 2010 and 2009. At December 31, 2010 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at December 31, 2010.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on December 31, 2010 and 2009.

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances. At both December 31, 2010 and 2009, outstanding FHLB advances of $9.0 million, were classified as long-term debt. The average amount outstanding during both 2010 and 2009 was $9.0 million. Approximately $30.8 million in first and second lien one-to-four family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2010.

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

The following table details the maturities and rates of our borrowings, at December 31, 2010.

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
7/28/2011	$9,000,000	0.32%	FHLB Advances, Quarterly, next reprice date 1/28/2011
6/17/2037	8,248,000	1.85%	Junior Subordinated Debentures, Quarterly, next reprice date 3/16/2010

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2010, the Bank relied less heavily on time deposits to meet its liquidity needs. The Bank intends to focus on increasing core deposits in order to decrease the amount of wholesale and retail time deposits.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our home equity loan portfolio, provided us the ability to draw up to $18.0 million and $17.4 million of advances from the FHLB at December 31, 2010 and 2009, respectively. At both December 31, 2010 and 2009, we had outstanding FHLB advances totaling $9.0 million.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2010, we owned 11,987 shares of the FHLB’s $100 par value capital stock, compared to 13,418 shares at December 31, 2009. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $6.0 million available to us at December 31, 2010 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2010, we did not have any advances under these federal funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2010, we had $181 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Stockholders’ Equity

As of December 31, 2010, our total stockholders’ equity was $27.9 million (consisting of common shareholders’ equity of $21.1 million and preferred stock of $6.8 million) compared with total shareholders’ equity of $27.6 million (consisting of common shareholders’ equity of $21.0 million and preferred stock of $6.6 million) as of December 31, 2009. On January 30, 2009, the Company entered into an agreement with the U.S. Treasury. The Company issued and sold to the U.S. Treasury 7,700 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a Warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash, in exchange for the Series A Preferred Stock and the Warrant.

Common stockholders’ equity increased by approximately $100 thousand to $21.1 million at December 31, 2010 from $21.0 million at December 31, 2009. We experienced net income in 2010 of $732 thousand and a net decrease in net unrealized gains on available-for-sale securities and a reclassification adjustment for gains on sales of investment securities included in net income of $76 thousand. We paid dividends of $385 thousand on preferred shares and also had preferred stock accretion of $242 thousand.

The Bank is subject to minimum capital requirements. As the following table indicates, at December 31, 2010, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At December 31, 2010
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.8%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.5%	4.0%	6.0%
Leverage ratio	8.0%	4.0%	5.0%

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

Recent Accounting Pronouncements

Please refer to Note (1) (T) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Oak Ridge Financial Services, Inc.

Oak Ridge, North Carolina

We have audited the consolidated balance sheets of Oak Ridge Financial Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes also examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Financial Services, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years, in conformity with U.S. generally accepted accounting principles.

Galax, Virginia

March 30, 2011

Consolidated Balance Sheets

December 31, 2010 and 2009

(Dollars in thousands)

	2010	2009

Assets

Cash and due from banks	$3,557	$4,140
Interest-bearing deposits with banks	10,599	6,931
Federal Funds sold	—	—

Total cash and cash equivalents	14,156	11,071
Time deposits	4,260	—
Securities available-for-sale	48,261	47,184
Securities held-to-maturity (fair values of $7,625 in 2010 and $9,700 in 2009)	7,534	10,355
Federal Home Loan Bank Stock, at cost	1,199	1,342
Loans, net of allowance for loan losses of $4,375 in 2010 and $3,667 in 2009	252,111	247,633
Property and equipment, net	10,352	10,793
Foreclosed assets	2,216	1,288
Accrued interest receivable	1,477	1,387
Bank owned life insurance	4,792	4,627
Other assets	2,650	2,368

Total assets	$349,008	$338,048

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$26,767	$20,520
Interest-bearing	273,508	271,164

Total deposits	300,275	291,684
Long-term debt	9,000	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	173	295
Employee Stock Ownership Plan accrual	900	—
Other liabilities	2,539	1,229

Total liabilities	321,135	310,456

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	6,808	6,566
Common stock, no par value; 50,000,000 shares authorized; 1,792,876 and 1,791,474 issued and outstanding in 2010 and 2009, respectively	15,841	15,831
Warrant	1,361	1,361
Retained earnings	2,707	2,602
Accumulated other comprehensive income	1,156	1,232

Total stockholders’ equity	27,873	27,592

Total liabilities and stockholders’ equity	$349,008	$338,048

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the years ended December 31, 2010 and 2009

(Dollars in thousands except per share data)

	2010	2009
Interest and dividend income
Loans and fees on loans	$15,019	$15,361
Interest on deposits in banks	80	51
Federal Home Loan Bank stock dividends	5	2
Taxable investment securities	3,001	4,220

Total interest and dividend income	18,105	19,634

Interest expense
Deposits	4,551	6,940
Short-term and long-term debt	202	488

Total interest expense	4,753	7,428

Net interest income	13,352	12,206
Provision for loan losses	2,406	2,544

Net interest income after provision for loan losses	10,946	9,662
Noninterest income
Service charges on deposit accounts	723	897
Gain (loss) on sale of securities	386	38
Mortgage loan origination fees	605	489
Investment and insurance commissions	897	649
Fee income from accounts receivable financing	847	728
Debit card interchange income	490	337
Impairment loss on securities	(21)	(129)
Income earned on bank owned life insurance	165	195
Other service charges and fees	79	86

Total noninterest income	4,171	3,290

Noninterest expense
Salaries	5,709	5,013
Employee benefits	713	574
Employee Stock Ownership Plan	900	—
Occupancy expense	922	803
Equipment expense	876	777
Data and item processing	628	623
Professional and advertising	1,358	1,368
Stationary and supplies	257	241
Net cost of foreclosed assets	307	358
Telecommunications expense	223	222
FDIC assessment	519	739
Accounts receivable financing expense	282	222
Other expense	1,315	1,031

Total noninterest expense	14,009	11,971

Income before income taxes	1,108	981
Income tax expense	376	307

Net income	$732	$674

Preferred stock dividends	(385)	(305)
Accretion of discount	(242)	(237)

Income available to common stockholders	$105	$132

Basic earnings per common share	$0.06	$0.07

Diluted earnings per common share	$0.06	$0.07

Basic weighted average shares outstanding	1,792,486	1,791,474

Diluted weighted average shares outstanding	1,791,486	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2010 and 2009

(In thousands except shares of common stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2008	$—	1,791,474	$15,831	$—	$2,470	$(106)		$18,195
Net income					674		$674	674
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $621						1,364	1,364	1,364
Reclassification adjustment for investment securities included in net income, net of tax expense of $12						(26)	(26)	(26)

Total comprehensive income							$2,012

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	6,338							6,338
Preferred stock dividends					(305)			(305)
Issuance of common stock warrant in connection with Capital Purchase Program				1,362				1,362
Costs associated with issuance of preferred stock and common warrants	(9)			(1)				(10)
Preferred stock accretion	237				(237)			—

Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					732		$732	732
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $92						179	179	179
Reclassification adjustment for investment securities included in net income, net of tax expense of $131						(255)	(255)	(255)

Total comprehensive income							$656

Preferred stock dividends					(385)			(385)

Stock option expense			7					7
Common stock issued pursuant to restricted stock awards		1,402	3					3
Preferred stock accretion	242				(242)			—

Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156		$27,873

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and 2009

(In thousands)

	2010	2009
Cash flows from operating activities
Net income	$732	$674
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	901	839
Provision for loan losses	2,406	2,544
Impairment loss on securities	21	129
Gain on sale of securities	(386)	(38)
(Gain) loss on property and equipment	8	(31)
Income earned on bank owned life insurance	(165)	(195)
Net change in trading assets	—	—
Losses and writedowns on foreclosed assets	169	358
Deferred income tax (benefit) expense	(874)	(51)
Employee Stock Ownership Plan accrual	900	—
Income taxes payable	1,144	(466)
Net (accretion) amortization of discounts and premiums on securities	(452)	(867)
Changes in assets and liabilities:
Accrued income	(90)	(90)
Other assets	592	(1,581)
Accrued interest payable	(122)	(207)
Other liabilities	166	572

Net cash provided by operating activities	4,950	1,590

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(15,281)	(25,996)
Sales	4,719	4,865
Maturities and repayments	10,150	12,499
Activity in held-to-maturity securities:
Purchases	—	—
Maturities and repayments	2,850	2,796
Time deposit purchases	(4,260)	—
Redemptions (purchases) of Federal Home Loan Bank stock	143	120
Net increase in loans	(9,601)	(7,961)
Purchases of property and equipment	(497)	(2,718)
Proceeds from sale of property and equipment	29	43
Proceeds from sale of foreclosed assets	1,667	785

Net cash used in investing activities	(10,081)	(15,567)

Cash flows from financing activities
Net increase in deposits	8,591	21,080
Proceeds from issuance of guaranteed preferred beneficial interests in the company’s junior subordinated debentures	—	—
Proceeds from issuance of debt	—	2,000
Repayment of borrowings	—	(15,000)
Net proceeds from issuance of preferred stock and warrant to purchase common stock	—	7,690
Dividends paid on preferred stock	(385)	(305)
Issuance of common stock	10	—

Net cash provided by financing activities	8,216	15,465

Net increase in cash and cash equivalents	3,085	1,487
Cash and cash equivalents, beginning	11,071	9,584

Cash and cash equivalents, ending	$14,156	$11,071

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and 2009 (In thousands)

	2010	2009
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$4,875	$7,635

Taxes	$308	$354

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$2,933	$853

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

The consolidated financial statements include the accounts of Oak Ridge Financial Services, Inc. (“Oak Ridge”) and its wholly owned subsidiary, Bank of Oak Ridge (the “Bank”) (collectively referred to hereafter as the “Company”). The Bank has one wholly-owned subsidiary, Oak Ridge Financial Corporation, which is currently inactive. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Substantially the Company’s entire loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse and is influenced by the manufacturing and retail segment of the economy.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(F)	Loans

Loans are generally stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Impaired loans are defined as those which management believes it is probable the Bank will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring.

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

(I)	Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw up to $18.0 million and $17.4 million of advances from the FHLB at December 31, 2010 and 2009, respectively. At both December 31, 2010 and 2009, the Company had outstanding advances totaling $9.0 million from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2010 and 2009, the Company owned 11,987 and 13,418 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

(L)	Long-Term Debt and Junior Subordinated Notes Related to Trust Preferred Securities

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million at both December 31, 2010 and 2009. The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Connecticut, of which all common securities are owned by the Company. The Trust is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the Trust are included in other assets.

(M)	Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the ESOP. The Company has until September 15, 2011 to contribute the amount accrued in 2010 to the ESOP. The allocation will count as 2010 ESOP contributions under Internal Revenue Service guidelines.

(N)	Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred taxes and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities on their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The Company’s policy is to classify any interest recognized as interest expense and to classify any penalties recognized as an expense other than income tax expense.

(O)	Advertising Costs

Advertising costs are expensed as incurred.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(P)	Stock Option Plan

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

The Company has also adopted the Long-Term Incentive Plan. Under this plan, up to 500,000 shares may be issued as either stock options, restricted stock, or performance units. The plan terminates on January 1, 2017, except with respect to awards then outstanding. The option exercise price under this plan shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100 percent of fair market value at the date of the grant. Options granted under this plan vest according to the terms of each particular grant. Restricted stock awards shall be in the form of restricted stock, subject to the terms and restrictions of the Long-Term Incentive Plan. The restricted stock awards are subject to forfeiture or cancellation under the plan and cannot be sold or transferred until the restrictions have lapsed.

(Q)	Net Income Per Share

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

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of December 31, 2010 the warrant, covering approximately 164,000 shares, issued to the U.S. Treasury Department was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At December 31, 2010 and 2009, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$110	1,792	$0.06

Effect of dilutive securities	—	—

Diluted net income per share	$110	1,792	$0.06

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(Q)	Net Income Per Share, continued

	Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$132	1,791	$0.07

Effect of dilutive securities	—	—

Diluted net income per share	$132	1,791	$0.07

(R)	Risks and Uncertainties

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

(S)	Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

(T)	New Accounting Pronouncements

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company has included these disclosures in Note 4. Disclosures about Troubled Debt Restructurings (TDRs) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(T)	New Accounting Pronouncements, continued

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

(U)	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,034	$136	$—	$2,170
FNMA or GNMA mortgage-backed securities	13,324	479	—	13,803
Private label mortgage-backed securities	13,199	1,145	—	14,344
Municipal securities	4,681	—	—	4,681
SBA debentures	12,640	192	(69)	12,763
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$46,378	$1,952	$(69)	$48,261

Held-to-maturity
Private label mortgage-backed securities	7,534	248	(157)	7,625

Total securities available-for-sale	$7,534	$248	$(157)	$7,625

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,039	$110	$—	$2,149
FNMA mortgage-backed securities	10,069	635	—	10,704
Private label mortgage-backed securities	22,955	1,104	—	24,059
SBIC or SBA debentures	9,616	156	—	9,772
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$45,179	$2,005	$—	$47,184

Held-to-maturity
Private label mortgage-backed securities	10,355	15	(670)	9,700

Total securities available-for-sale	$10,355	$15	$(670)	$9,700

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. In 2010 and 2009, the Bank recorded impairment charges of $21 thousand and $129 thousand, respectively, on two different private label securities.

The Bank had approximately $1.2 million and $1.3 million at December 31, 2010 and 2009, respectively, of investments in stock of the FHLB, which is carried at cost. On November 2, 2010, FHLB paid a dividend for the third quarter of 2010 based on an annualized dividend rate of 0.39%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $4.3 million and $6.1 million at December 31, 2010 and 2009 were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 follows (dollars in thousands):

	December 31,
	2010	2009
Realized gains	$386	$38
Realized losses	—	—

	$386	$38

2.	INVESTMENT SECURITIES, continued

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at December 31, 2010 and 2009. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2010
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA mortgage-backed securities	—	—	—	—	—	—
Private label mortgage-backed securities	—	—	—	—	—	—
SBA debentures	4,179	(69)	—	—	4,179	(69)
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,179	$(69)	$—	$—	$4,179	$(69)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,413	$(157)	$2,413	$(157)

Total temporarily impaired securities	$—	$—	$2,413	$(157)	$2,413	$(157)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA mortgage-backed securities	—	—	—	—	—	—
Private label mortgage-backed securities	—	—	—	—	—	—
SBIC or SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

Held-to-maturity
Private label mortgage-backed securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

Total temporarily impaired securities	$2,938	$(142)	$5,784	$(528)	$8,722	$(670)

At December 31, 2010, the unrealized losses relate to one SBA available-for-sale debenture and two private label held-to-maturity mortgage-backed-securities. The SBA debenture is fully guaranteed by the United States Treasury, and the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The two private label held-to-maturity securities are rated Caa2 by Moody’s as of December 31, 2010. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect over the life of these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. The most recent impairment testing performed as of December 31, 2010 indicated that projected principal repayments on both securities were in excess of their recorded values on that same date. As of December 31, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

2.	INVESTMENT SECURITIES, continued

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at December 31, 2010 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,087	4,223	—	—
Due after five years through ten years	16,106	17,067	—	—
Due after ten years	26,185	26,971	7,534	7,625

	$46,378	$48,261	$7,534	$7,625

3.	LOANS

The major components of loans on the balance sheet at December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31,
	2010	2009
Commercial	$34,478	$25,868
Real estate:
Construction and development	46,687	55,014
Residential, one-to-four families	74,044	75,378
Residential, 5 or more families	7,821	4,988
Nonfarm, nonresidential	88,411	85,478
Agricultural	2,298	1,865
Consumer	2,849	2,773

	256,588	251,364
Deferred loan origination fees, net of costs	(102)	(64)
Allowance for loan losses	(4,375)	(3,667)

	$252,111	$247,633

At December 31, 2010, the recorded investment in loans that are considered to be impaired is $14.3 million; of this total, $8.5 million had an allowance for loan losses allocated to these loans in the amount $1.3 million. At December 31, 2010 $161 thousand of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $180 thousand and therefore did not require allocated reserves. At December 31, 2009, the recorded investment in loans that are considered to be impaired is $4.6 million; of this total, $4.6 million had allowance for loan losses allocated to these loans was $978,000. At December 31, 2009 $216 thousand of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $430 thousand and therefore did not require allocated reserves. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $2.9 million; of this total, $70 thousand had allowance for loan losses allocated to these loans in the amount of $44 thousand. At December 31, 2008 there were no impaired loans that were written down through partial charge-offs and therefore allocated reserves were required.

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2010 was $12.1 million. For the year ended December 31, 2010, the Company recognized approximately $477,000 of interest income on impaired loans.

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2009 was $4.6 million. For the year ended December 31, 2009, the Company recognized approximately $203,000 of interest income on impaired loans.

The Company is not committed to advance additional funds in connection with impaired loans.

3.	LOANS, continued

Nonaccrual loans were $5.3 million and $2.3 million at December 31, 2010 and 2009, respectively. There were no loans past due ninety days or more and still accruing at December 31, 2010 and 2009.

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

Loans of approximately $30.8 million at December 31, 2010 are pledged as eligible collateral for FHLB advances.

4.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 follows (dollars in thousands):

	2010	2009
Beginning balance	$3,667	$2,450
Provision for loan losses	2,406	2,544
Recoveries	143	113
Loans charged off	(1,841)	(1,440)

Ending balance	$4,375	$3,667

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the year ending December 31, 2010 (dollars in thousands):

Allowance for Loan Losses	Commercial	Construction and development	Residential, one-to-four families	Residential, 5 or more families	Nonfarm, nonresidential	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$402	$1,490	$1,123	$—	$615	$—	$37	$—	$3,667
Charge-offs	(201)	(947)	(665)	—	—	—	(28)	—	(1,841)
Recoveries	8	—	112	—	—	—	23	—	143
Provision	606	1,427	667	120	(407)	1	(8)	—	2,406

Ending balance	$815	$1,970	$1,237	$120	$208	$1	$24	$—	$4,375

The following table lists the loan grades utilized by the Company that serve as credit quality indicators. Each of the loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses. The total balance does not include the undisbursed portion of construction loans in process for loans graded Pass.

	Pass	Special Mention	Substandard and lower	Total

Commercial	$33,646	$408	$424	$34,478

Construction and development	31,744	11,395	3,548	46,687
Residential, one-to-four families	69,180	3,934	930	74,044

Residential, 5 or more families	2,556	2,175	3,090	7,821
Nonfarm, nonresidential	80,060	5,772	2,579	88,411
Agricultural	2,298	—	—	2,298
Consumer	2,827	14	8	2,849

Total	$222,311	$23,698	$10,579	$256,588

4.	ALLOWANCE FOR LOAN LOSSES, continued

The following table summarizes the past due loans by category as of December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Pas Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$59	$265	$324	$34,154	$34,478	$—
Construction and development	2,823	2,102	4,925	41,762	46,687	—
Residential, one-to-four families	1,582	566	2,148	71,896	74,044	—
Residential, 5 or more families	1,296	1,439	2,735	5,086	7,821	—
Nonfarm, nonresidential	3,386	888	4,274	84,137	88,411	—
Agricultural	—	—	—	2,298	2,298	—
Consumer	21	8	29	2,820	2,849	—

Total	$9,167	$5,268	$14,435	$242,153	$256,588	$—

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2010 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$64	$796	$860	$99	$34,379	$34,478
Construction and development	977	857	1,834	6,425	40,262	46,687
Residential, one-to-four families	123	1,185	1,308	939	73,105	74,044
Residential, 5 or more families	97	30	127	2,734	5,087	7,821
Nonfarm, nonresidential	46	174	220	4,131	84,280	88,411
Agricultural	—	1	1	—	2,298	2,298
Consumer	—	25	25	—	2,849	2,849

Total	$1,307	$3,068	$4,375	$14,328	$242,260	$256,588

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

4.	ALLOWANCE FOR LOAN LOSSES, continued

The following table presents impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Construction and development	3,136	3,255	—
Residential, one-to-four families	372	372	—
Residential, 5 or more families	1,881	1,881	—
Nonfarm, nonresidential	3,452	3,453	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$8,841	$8,961	$—
With an allowance recorded:
Commercial	$99	$159	$64
Construction and development	3,290	3,290	977
Residential, one-to-four families	566	566	123
Residential, 5 or more families	853	853	97
Nonfarm, nonresidential	678	678	46
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$5,486	$5,546	$1,307
Total
Commercial	$99	$159	$64
Construction and development	6,426	6,545	977
Residential, one-to-four families	938	938	123
Residential, 5 or more families	2,734	2,734	97
Nonfarm, nonresidential	4,130	4,131	46

Total impaired loans	$14,327	$14,507	$1,307

5.	BANK PREMISES AND EQUIPMENT

Components of property and equipment and total accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2010	2009
Land, buildings and improvements	$9,139	$9,218
Furniture and equipment	5,240	5,019

Property and equipment, total	14,379	14,237
Less accumulated depreciation	(4,027)	(3,444)

Property and equipment, net of depreciation	$10,352	$10,793

Depreciation expense for the years ended December 31, 2010 and 2009 was $901,000 and $839,000, respectively.

Leases

The Company has non-cancelable operating leases for four branch locations and one administrative office. These lease agreements have terms ranging from 5 to 20 years and will expire between 2013 and 2025. Rent expense related to these leases was $393,000, $383,000 and $324,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2010, the schedule of future minimum rent payments is as follows: (dollars in thousands)

2010	$413
2011	420
2012	368
2013	306
2014	314
Thereafter	2,701

$4,522

6.	INCOME TAXES

Current and Deferred Income Tax Components

The components of income tax expense for the years ended December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Current
Federal	$999	$137
State	202	119

Deferred tax asset valuation allowance change	1,201	256

Deferred
Federal	(692)	116
State	(135)	(67)
Deferred tax asset valuation change	2	2

Deferred tax asset valuation allowance change	(825)	51

Net income tax expense	$376	$307

6.	INCOME TAXES, continued

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of operations for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	2010	2009
Tax at statutory federal rate	$377	$334
Income from bank owned life insurance	(56)	(66)
State taxes, net of federal benefit	44	36
Other	9	1
Deferred tax asset valuation allowance change	2	2

Total	$376	$307

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	2010	2009
Deferred tax assets
Allowance for loan losses	$1,606	$1,242
Accrued compensation	387	299
State carryforwards	69	79
Other real estate owned	96	61
Unrealized loss on investment securities	58	50
Post retirement benefit obligation	106	100

Total deferred tax assets	2,322	1,831
Valuation allowance	(27)	(25)

Deferred tax asset	2,295	1,806

Deferred tax liabilities
Accretion of bond discount	—	(421)
Depreciation	(789)	(718)
Deferred loan fees	(39)	(25)
Unrealized appreciation on available-for-sale securities	(726)	(773)

Total deferred tax liabilities	(1,554)	(1,937)

Net deferred tax asset (liability)	$741	$(131)

At December 31, 2010 and 2009, the Company had net loss carry-forwards for state income tax purposes of approximately $594,000, and $548,000, respectively. The state net loss carry-forwards begin to expire in 2022. Utilization of state net loss carry-forwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income of the appropriate type and character prior to expiration. Accordingly, the Company has established a deferred tax valuation allowance to offset state net loss carry-forwards. The valuation allowance increased $2,000 in each of the years ended December 31, 2010 and 2009.

Unrecognized Tax Benefits

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

Subsequent to December 31, 2010, an examination of the Company’s federal income tax returns for 2007, 2008, and 2009 was completed with no significant adjustments. Years prior to December 31, 2007 are closed for federal, state and local income tax matters.

7.	BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	2010	WAR	2009	WAR
Advances from FHLB	$—	—%	$—	—%

Total short-term borrowings	—	—	—	—

Advances from FHLB	9,000	0.33	9,000	0.32

Total long-term obligations	9,000	0.33	9,000	0.32

Total borrowed funds	$9,000	0.33%	$9,000	0.32%

The following table details the maturities and rates of our long-term borrowings from the FHLB, at December 31, 2010 (dollars in thousands.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
July 28, 2008	Variable rate	$9,000	3 years	0.32%	July 28, 2011

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first and second mortgage loans. The eligible residential one-to-four family first and second mortgage loans as of December 31, 2010, were $30.8 million. This agreement with the FHLB provides for a line of credit up to 30% of the Bank’s assets, subject to the Bank providing adequate collateral to secure the borrowings. In addition, the Bank had investments with a market value of $4.3 million held in safekeeping that the Bank can provide as collateral for borrowings. The maximum month end balances were $9.0 million and $17.0 million during the years ended December 31, 2010 and 2009, respectively.

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

8.	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company contributed $140,000 and $137,000 during the years ended December 31, 2010 and 2009, respectively.

Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the Plan. The Company has until September 15, 2011 to contribute the amount accrued in 2010 to the Plan. The distribution will count as 2010 ESOP contributions under Internal Revenue Service guidelines.

8.	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS, continued

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependant care or health care.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $4.8 million at December 31, 2010, and $4.6 million at December 31, 2009.

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6%. The liability accrued for this obligation was $1.3 million and $1.0 million at December 31, 2010 and 2009, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability.

Stock Option Plans

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expire on April 24, 2011. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2006, the Company adopted the Long-Term Stock Incentive Plan. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards.

Compensation cost charged to income for the year ended December 31, 2010 was approximately $7 thousand. There was no compensation cost for the year ended December 31, 2009.

Stock Options

Stock options may be issued as incentive stock options or as nonqualified stock options. The term of the option will be established at the time is it granted but shall not exceed ten years. Vesting will also be established at the time the option is granted. The exercise price may not be less than the fair market value of a share of common stock on the date the option is granted. It is the Company’s policy to issue new shares of stock to satisfy option exercises.

Restricted Stock Awards

Restricted stock awards are subject to restrictions and the risk of forfeiture if conditions stated in the award agreement are not satisfied at the end of a restriction period. During the restriction period, restricted stock covered by the award will be held by the Company. If the conditions stated in the award agreement are satisfied at the end of the restriction period, the restricted stock will become unrestricted and the certificate evidencing the stock will be delivered to the employee.

8.	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS, continued

A summary of the status of stock options as of December 31, 2010 and 2009, and changes during the years then ended, is presented below:

	2010		2009
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	347,483	$9.86	349,608	$9.86
Granted	23,500	4.82	—	—
Forfeited	(52,275)	10.00	(2,125)	10.71

Options outstanding, end of year	318,708	$9.47	347,483	$9.86

Information regarding the stock options outstanding at December 31, 2010 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.50-8.79	23,500	9.67 Years	$4.82	$—
$8.80-9.99	88,281	0.33 Years	$8.80	$—
$10.00-10.39	119,794	3.67 Years	$10.00	—
$10.40-11.20	87,133	3.42 Years	$10.68	—

	318,708	3.12 Years	$9.47	$—

Information regarding the stock options outstanding and exercisable at December 31, 2010 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	88,281	0.33 Years	$8.80	$—
$10.00-10.39	119,794	3.67 Years	$10.00	—
$10.40-11.20	86,896	3.42 Years	$10.68	—

	294,971	2.60 Years	$9.84	$—

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2010	2009	2009
Weighted average fair value of options granted during the year	$2.85	n/a	n/a
Assumptions:
Average risk free interest rate	1.87%	n/a	n/a
Average expected volatility	61.46%	n/a	n/a
Expected dividend rate	0.00%	n/a	n/a
Expected life in years	7.80	n/a	n/a

8.	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS, continued

No option shares contractually vested during 2010 and 2009.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

Stock Options
(Dollars in thousands)
2011	$18
2012	17
2013	16
2014	15
2015	9

Total	$75

In 2010, the Company granted 1,402 shares of restricted stock. The shares have a two year vesting period.

9.	DEPOSITS

At December 31, 2010 and 2009, certificates of deposit of $100,000 or more amounted to approximately $49.7 million and $45.2 million, respectively. At December 31, 2010, the scheduled maturities of time deposits are as follows: (dollars in thousands)

Three months or less	$36,793
Four months to one year	88,359
Two to three years	32,525
Three to four years	—
Four to five years	2
Thereafter	—

$157,679

10.	RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were $227,000 and $25,000 at December 31, 2010 and 2009, respectively.

11.	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $19.4 million and standby letters of credit of $459,000 at December 31, 2010.

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$14,156	$14,156	$11,071	$11,071
Federal funds sold	—	—	—	—
Time deposits	4,260	4,260	—	—
Securities, available-for-sale	48,261	48,261	47,184	47,184
Securities, held-to-maturity	7,534	7,625	10,355	9,700
Federal Home Loan Bank Stock	1,199	1,199	1,342	1,342
Loans, net of allowance for loan losses	252,111	253,294	247,633	248,875
Bank owned life insurance	4,792	4,792	4,627	4,627

Financial liabilities
Deposits	300,275	297,603	291,684	293,763
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	9,000	9,000	9,000	9,000

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,170	$—	$2,170	$—
FNMA or GNMA mortgage-backed securities	13,803	6,348	7,455	—
Private label mortgage-backed securities	14,344	—	14,344	—
Municipal securities	4,681	4,681	—	—
SBA debentures	12,763	—	12,763	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$48,261	$11,029	$36,732	$500

Total assets at fair value	$48,261	$11,029	$36,732	$500

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,149	$—	$2,149	$—
FNMA mortgage-backed securities	10,704	—	10,704	—
Private label mortgage-backed securities	24,059	—	24,059	—
SBIC or SBA debentures	9,772	—	9,772	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$47,184	$—	$46,684	$500

Total assets at fair value	$47,184	$—	$46,684	$500

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Assets recorded at fair value on a nonrecurring basis

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$951	$—	$—	$951
Land and acquisition and development loans	1,362	—	—	1,362
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	443	—	—	443
Commercial and industrial loans	35	—	—	35
Secured by multifamily (5 or more) residential properties	757	—	—	757
Secured by nonfarm nonresidential properties	632	—	—	632

Impaired loans receivable	4,180	—	—	4,180
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$6,396	$—	$—	$6,396

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
one-to-four family residential construction loans	$2,437	$—	$—	$2,437
Revolving, open-end loans secured by one-to-four family residential properties	129	—	—	129
Closed-end first lien loans secured by one-to-four family residential properties	710	—	—	710
Loans secured by nonfarm, nonresidential properties	192	—	—	192
Commercial and industrial loans	135	—	—	135

Impaired loans receivable	3,603	—	—	3,603
Foreclosed assets	1,288	—	—	1,288

Total assets at fair value	$4,891	$—	$—	$4,891

Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2010 and 2009.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2010	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2009	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2009	$500

13.	REGULATORY MATTERS

Oak Ridge (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

Quantitative measures established by regulation to ensure capital adequacy require Oak Ridge and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010, that the Bank and Oak Ridge meet all capital adequacy requirements to which they are subject.

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

The Bank’s and Oak Ridge’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Oak Ridge	$38,045	14.3%	$21,284	8.0%	n/a	n/a
Bank	$31,277	11.8%	$21,214	8.0%	$26,518	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Oak Ridge	$33,353	12.6%	$10,617	4.0%	n/a	n/a
Bank	$27,949	10.5%	$10,607	4.0%	$15,911	6.0%
Tier I Capital
(to Average Assets)
Oak Ridge	$33,353	9.5%	$14,044	4.0%	n/a	n/a
Bank	$27,949	8.0%	$14,034	4.0%	$17,543	5.0%

December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Oak Ridge	$40,225	14.8%	$21,763	8.0%	n/a	n/a
Bank	$31,126	11.5%	$21,743	8.0%	$27,179	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Oak Ridge	$36,243	13.3%	$10,881	4.0%	n/a	n/a
Bank	$27,725	10.2%	$10,872	4.0%	$16,307	6.0%
Tier I Capital
(to Average Assets)
Oak Ridge	$36,243	10.6%	$13,693	4.0%	n/a	n/a
Bank	$27,725	8.1%	$13,683	4.0%	$17,104	5.0%

14.	OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY)

Condensed financial information for Oak Ridge is as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	December 31,
	2010	2010
Assets
Cash	$6,762	$6,645
Investment in subsidiary	29,106	28,957
Other assets	260	248

Total assets	$36,128	$35,850

Liabilities and Stockholders’ Equity
Accrued interest payable	$7	$10
Junior subordinated notes related to trust preferred securities	8,248	8,248

Total liabilities	8,255	8,258

Commitments and contingencies	—	—
Total stockholders’ equity	27,873	27,592

Total liabilities and stockholders’ equity	$36,128	$35,850

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	For the Year ended
	2010	2009
Dividends from bank subsidiary	$548	$520
Interest income	119	150
Equity in undistributed income of subsidiary	216	195
Dividend income	5	9
Interest expense	(170)	(221)
Other expense	(2)	—
Income tax benefit	16	21

Net income	$732	$674

14.	OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY), continued

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Year ended
	2010	2009
OPERATING ACTIVITIES:
Net income	$732	$674
Equity in earnings of subsidiary	(216)	(195)
Stock option expense	3	—
Net change in other assets & other liabilities	(14)	173

Net cash provided by operating activities	505	652

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(10)	(2,913)

Net cash used by investing activities	(10)	(2,913)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	7,690
Restricted stock issued	7	—
Payment of dividends on preferred stock	(385)	(305)

Net cash provided (used) in financing activities	(378)	7,385

Net change in cash	117	5,124
Cash and cash equivalents, beginning	6,645	1,521

Cash and cash equivalents, ending	$6,762	$6,645

15.	RELATED PARTY TRANSACTIONS

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

Loans at December 31, 2010 and 2009 include loans to officers and directors and their associates totaling approximately $3.2 million and $2.4 million, respectively. During 2010, approximately $1.6 million in loans were disbursed to officers, directors and their associates and principal repayments of approximately $674 thousand were received on such loans.

16.	U.S. TREASURY’S TROUBLED ASSET RELIEF PROGRAM (TARP) CAPITAL PURCHASE PROGRAM

On January 30, 2009, Oak Ridge entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”). Oak Ridge issued and sold to the U.S. Treasury 7,700 shares of the Oak Ridge’s Fixed Rate Cumulative Preferred Stock, Series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. Oak Ridge also issued a warrant to purchase 163,830 shares of its common stock. Oak Ridge received $7.7 million in cash. This resulted in restrictions on the Oak Ridge’s ability to pay dividends on its common stock and to repurchase shares of its common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on the Oak Ridge’s common stock, and (2) Oak Ridge may not repurchase any of its outstanding common stock. Additionally, until January 16, 2012, Oak Ridge is required to obtain the consent of the U.S. Treasury in order to declare or pay any dividend or make any distribution on its common stock, or, subject to certain exceptions, repurchase outstanding shares of its common stock, unless the Oak Ridge has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of those shares to third parties.

Stockholder Information

Annual Meeting

The Annual Meeting of Shareholders will be held on June 9, 2011 at 7 PM at the Corporate Center for Oak Ridge Financial Services, Inc. located at 8105 Fogleman Road, Oak Ridge, NC 27310.

Requests for Information

Requests for information should be directed to Mr. Ronald Black, President and CEO, or Mr. Thomas Wayne, CFO, at Oak Ridge Financial Services Inc., P.O. Box 2, Oak Ridge, North Carolina, 27310; telephone (336) 644-9944.

Independent Auditors	Stock Transfer Agent
Elliott Davis, PLLC	First Shareholder Services
Certified Public Accountants	Post Office Box 29522
Post Office Box 760	Raleigh, North Carolina 27626
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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Company’s CEO and CFO each concluded that as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s independent registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules and regulations of the SEC.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15.	EXHIBITS

15(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

15(a)	Exhibits

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2009 Semi-Annual Incentive Plan.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xix)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report in Form 8-k filed with the SEC on September 24, 2010.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE FINANCIAL SERVICES, INC.

	By:	/s/ Ronald O. Black
Dated: March 30, 2011		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black	President, Chief Executive Officer and Director	March 30, 2011
Ronald O. Black

/s/ Thomas W. Wayne	Senior Vice President and Chief Financial Officer	March 30, 2011
Thomas W. Wayne

/s/ L. William Vasaly, III	Senior Vice President and Chief Credit Officer	March 30, 2011
L. William Vasaly, III

/s/ Douglas G. Boike	Director	March 30, 2011
Douglas G. Boike

/s/ Herbert M. Cole	Director	March 30, 2011
Herbert M. Cole

/s/ James W. Hall	Director	March 30, 2011
James W. Hall

/s/ Billy R. Kanoy	Director	March 30, 2011
Billy R. Kanoy

/s/ Lynda J. Anderson	Director	March 30, 2011
Lynda J. Anderson

/s/ Stephen S. Neal	Director	March 30, 2011
Stephen S. Neal

/s/ John S. Olmsted	Director	March 30, 2011
John S. Olmsted

/s/ Manuel L. Perkins	Director	March 30, 2011
Manuel L. Perkins

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (10)(xvi)	Bank of Oak Ridge 2011 Semi-Annual Incentive Plan

Exhibit (21)	Subsidiary of the Company

Exhibit (31.1)	Certification of Ronald O. Black

Exhibit (31.2)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.