Form 10-Q
period 2011-03-31
Oak Ridge Financial Services, Inc.
filed 2011-05-13
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 6, 2011, was as follows:

Class	Number of Shares
Common Stock, no par value	1,795,649

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this form that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

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

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

(Dollars in thousands)

	2011	2010
Assets

Cash and due from banks	$4,285	$3,557
Interest-bearing deposits with banks	14,730	10,599

Total cash and cash equivalents	19,015	14,156
Time deposits with other Banks	4,020	4,260
Securities available-for-sale	53,645	48,261
Securities held-to-maturity (fair values of $6,946 in 2011 and $7,625 in 2010)	6,857	7,534
Federal Home Loan Bank Stock, at cost	1,199	1,199
Loans, net of allowance for loan losses of $4,465 in 2011 and $4,375 in 2010	251,414	252,111
Property and equipment, net	10,242	10,352
Foreclosed assets	1,253	2,216
Accrued interest receivable	1,494	1,477
Bank owned life insurance	4,828	4,792
Other assets	2,187	2,650

Total assets	$356,154	$349,008

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$29,014	$26,767
Interest-bearing	279,259	273,508

Total deposits	308,273	300,275
Long-term debt	9,000	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	202	173
Employee Stock Ownership Plan accrual	900	900
Other liabilities	1,766	2,539

Total liabilities	328,389	321,135

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	6,875	6,808
Common stock, no par value; 50,000,000 shares authorized; 1,795,349 and 1,792,876 issued and outstanding in 2011 and 2010, respectively	15,862	15,841
Warrant	1,361	1,361
Retained earnings	2,737	2,707
Accumulated other comprehensive income	930	1,156

Total stockholders’ equity	27,765	27,873

Total liabilities and stockholders’ equity	$356,154	$349,008

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands except per share data)

	2011	2010
Interest and dividend income
Loans and fees on loans	$3,582	$3,738
Interest on deposits in banks	7	7
Taxable investment securities	851	888

Total interest and dividend income	4,440	4,633

Interest expense
Deposits	893	1,262
Short-term and long-term debt	48	47

Total interest expense	941	1,309

Net interest income	3,499	3,324

Provision for loan losses	605	353

Net interest income after provision for loan losses	2,894	2,971

Noninterest income
Service charges on deposit accounts	157	200
Gain on sale of securities	—	386
Mortgage loan origination fees	66	61
Investment and insurance commissions	202	192
Fee income from accounts receivable financing	208	190
Debit card interchange income	132	104
Income earned on bank owned life insurance	37	43
Other service charges and fees	18	19

Total noninterest income	820	1,195

Noninterest expense
Salaries	1,465	1,402
Employee benefits	189	153
Occupancy expense	211	236
Equipment expense	210	194
Data and item processing	212	229
Professional and advertising	225	360
Stationary and supplies	122	61
Net cost of foreclosed assets	274	24
Telecommunications expense	53	57
FDIC assessment	132	131
Accounts receivable financing expense	66	59
Other expense	291	252

Total noninterest expense	3,450	3,158

Income before income taxes	264	1,008

Income tax expense	71	369

Net income	$193	$639

Preferred stock dividends	(96)	(96)
Accretion of discount	(67)	(59)

Income available to common stockholders	$30	$484

Basic earnings per common share	$0.02	$0.27

Diluted earnings per common share	$0.02	$0.27

Basic weighted average shares outstanding	1,795,649	1,791,474

Diluted weighted average shares outstanding	1,795,649	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2010 and 2009 (Unaudited)

(Dollars in thousands except shares of common stock)

	Preferred stock,	Common Stock		Common stock	Retained earnings	Accumulated other comprehensive	Comprehensive	Total
	Series A	Number Amount		warrant		income	income
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					639		$639	639
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $151						253	253	253
Reclassification adjustment for investment securities included in net income, net of tax expense of $144						(242)	(242)	(242)

Total comprehensive income							$647

Preferred stock dividends					(96)			(96)
Preferred stock accretion	59				(59)			—

Balance March 31, 2010	$6,625	1,791,474	$15,831	$1,361	$3,086	$1,243		$28,146

	Preferred stock,	Common Stock		Common stock	Retained earnings	Accumulated other comprehensive	Comprehensive	Total
	Series A	Number Amount		warrant		income	income
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156		$27,873
Net income					193		$193	193
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $83						(226)	(226)	(226)

Total comprehensive income							$(33)

Preferred stock dividends					(96)			(96)
Stock option expense			7					7
Common stock issued pursuant to restricted stock awards		2,773	14					14
Preferred stock accretion	67				(67)			—

Balance March 31, 2011	$6,875	1,795,649	$15,862	$1,361	$2,737	$930		$27,765

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	2011	2010
Cash flows from operating activities
Net income	$193	$639
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	214	219
Provision for loan losses	605	353
Gain on sale of securities	—	(386)
(Gain) loss on property and equipment	4	(7)
Income earned on bank owned life insurance	(36)	(43)
Losses (gains) and writedowns on foreclosed assets	244	(7)
Deferred income tax (benefit) expense	505	(111)
Income taxes payable	(723)	422
Net (accretion) amortization of discounts and premiums on securities	(72)	(149)
Changes in assets and liabilities:
Accrued income	(17)	(69)
Other assets	72	(88)
Accrued interest payable	29	4
Other liabilities	(50)	(67)

Net cash provided by operating activities	968	710

Cash flows from investing activities
Activity in available-for-sale securities:
Sales	—	4,719
Maturities and repayments	3,435	2,569
Activity in held-to-maturity securities:
Maturities and repayments	683	706
Time deposit maturities	240	—
Net decrease (increase) in loans	234	(560)
Purchases of property and equipment	(110)	(163)
Proceeds from sale of property and equipment	2	16
Proceeds from sale of foreclosed assets	625	184

Net cash provided by (used in) investing activities	(4,011)	7,471

Cash flows from financing activities
Net increase in deposits	7,998	9,921
Dividends paid on preferred stock	(96)	(96)

Net cash provided by financing activities	7,902	9,825

Net increase in cash and cash equivalents	4,859	18,006
Cash and cash equivalents, beginning	14,156	11,071

Cash and cash equivalents, ending	$19,015	$29,077

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	2011	2010
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$912	$1,305

Taxes	$—	$4

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$150	$82

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

The consolidated financial statements include the accounts of Oak Ridge Financial Services, Inc. (“Oak Ridge”) and its wholly-owned subsidiary, Bank of Oak Ridge (the “Bank”) (collectively referred to hereafter as the “Company”). The Bank has one wholly-owned subsidiary, Oak Ridge Financial Corporation, which is currently inactive. All significant inter-company transactions and balances have been eliminated in consolidation.

(B)	Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). This quarterly report should be read in conjunction with the Annual Report.

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

(D)	Critical Accounting Policies

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

The allowance for loan losses (“AFLL”) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio.

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

(E)	Net Income Per Share

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

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of March 31, 2011 and 2010 the warrant, covering approximately 164,000 shares, issued to the U.S. Treasury Department was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At March 31, 2011 and 2010, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

(F)	Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

(G)	Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 3.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(H)	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,033	$112	$—	$2,145
FNMA or GNMA mortgage-backed securities	17,367	415	(38)	17,744
Private label mortgage-backed securities	11,613	979	—	12,592
Municipal securities	8,308	50	(58)	8,300
SBA debentures	12,309	150	(95)	12,364
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$52,130	$1,706	$(191)	$53,645

Held-to-maturity
Private label mortgage-backed securities	6,857	272	(183)	6,946

Total securities available-for-sale	$6,857	$272	$(183)	$6,946

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,034	$136	$—	$2,170
FNMA or GNMA mortgage-backed securities	13,324	479	—	13,803
Private label mortgage-backed securities	13,199	1,145	—	14,344
Municipal securities	4,681	—	—	4,681
SBA debentures	12,640	192	(69)	12,763
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$46,378	$1,952	$(69)	$48,261

Held-to-maturity
Private label mortgage-backed securities	7,534	248	(157)	7,625

Total securities available-for-sale	$7,534	$248	$(157)	$7,625

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Bank did not record impairment charges during the three months ended March 31, 2011 and 2010.

The Bank had approximately $1.2 million at both March 31, 2011 and December 31, 2010 of investments in stock of the FHLB, which is carried at cost. On November 2, 2010, FHLB paid a dividend for the third quarter of 2010 based on an annualized dividend rate of 0.39%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $3.9 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains on the sale of securities for the three months ended March 31, 2010 were $386,000. There were no gross realized gains or losses on sale of securities for the three months ended March 31, 2011.

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at March 31, 2011 and December 31, 2010. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (dollars in thousands).

2.	INVESTMENT SECURITIES, continued

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	3,692	(38)	—	—	3,692	(38)
Private label mortgage-backed securities	3,146	(58)	—	—	3,146	(58)
SBA debentures	8,340	(95)	—	—	8,340	(95)
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$15,178	$(191)	$—	$—	$15,178	$(191)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,252	$(183)	$2,252	$(183)

Total temporarily impaired securities	$—	$—	$2,252	$(183)	$2,252	$(183)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	—	—	—	—	—	—
Private label mortgage-backed securities	—	—	—	—	—	—
SBA debentures	4,179	(69)	—	—	4,179	(69)
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,179	$(69)	$—	$—	$4,179	$(69)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,413	$(157)	$2,413	$(157)

Total temporarily impaired securities	$—	$—	$2,413	$(157)	$2,413	$(157)

At March 31, 2011, the unrealized losses in the available-for-sale portfolio relate to two Federal National Mortgage Association (“FNMA”) mortgage-backed-securities, three municipal securities, and one Small Business Administration (“SBA”) debenture. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The two private label held-to-maturity securities are rated Caa2 and B3 by Moody’s as of March 31, 2011. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities were analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of March 31, 2011 indicated that projected principal repayments on both securities were in excess of their recorded values on that same date. As of March 31, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

At December 31, 2010, the unrealized losses relate to one SBA available-for-sale debenture and two private label held-to-maturity mortgage-backed-securities. The SBA debenture is fully guaranteed by the U.S. Treasury Department, and the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The two private label held-to-maturity securities were rated Caa2 by Moody’s as of December 31, 2010. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. Impairment testing performed as of December 31, 2010 indicated that projected principal repayments on both securities were in excess of their recorded values on that same date. As of December 31, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

2.	INVESTMENT SECURITIES, continued

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at March 31, 2011 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,990	4,087	—	—
Due after five years through ten years	17,142	17,958	—	—
Due after ten years	30,998	31,600	6,857	6,946

	$52,130	$53,645	$6,857	$6,946

3.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the three months ended March 31, 2011 and 2010 follows (dollars in thousands):

	2011	2010
Beginning balance	$4,375	$3,666
Provision for loan losses	605	353
Recoveries	127	13
Loans charged off	(642)	(220)

Ending balance	$4,465	$3,812

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the three months ending March 31, 2011 and 2010 (dollars in thousands):

For the three months ended March 31, 2011

Allowance for Loan Losses	Commercial	Construction and development	Residential, one-to-four families	Residential, 5 or more families	Nonfarm, nonresidential	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$—	$4,375
Charge-offs	(37)	(453)	(142)	—	—	—	(10)	—	(642)
Recoveries	123	—	—	—	—	—	4	—	127
Provision	(219)	209	94	(13)	531	1	2	—	605

Ending balance	$682	$1,726	$1,189	$107	$739	$2	$20	$—	$4,465

For the three months ended March 31, 2010

Allowance for Loan Losses	Commercial	Construction and development	Residential, one-to-four families	Residential, 5 or more families	Nonfarm, nonresidential	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$402	$1,490	$1,123	$—	$615	$—	$37	$—	$3,666
Charge-offs	(5)	—	(209)	—	—	—	(6)	—	(220)
Recoveries	5	—	—	—	—	—	8	—	13
Provision	30	524	(346)	—	139	—	3	—	353

Ending balance	$432	$2,015	$569	$—	$754	$—	$42	$—	$3,812

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table lists the loan grades utilized by the Company that serve as credit quality indicators. Each of the loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses. The total balance, which is as of March 31, 2011, does not include the undisbursed portion of construction loans in process for loans graded Pass.

As of March 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$33,031	$413	$399	$33,843

Construction and development	29,556	9,219	6,651	45,426
Residential, one-to-four families	66,424	5,136	1,453	73,013

Residential, 5 or more families	4,180	871	2,733	7,784
Nonfarm, nonresidential	81,998	4,434	4,343	90,775
Agricultural	2,672	—	—	2,672
Consumer	2,453	2	9	2,464

Total	$220,314	$20,075	$15,587	$255,977

As of December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$33,646	$408	$424	$34,478

Construction and development	31,744	11,395	3,548	46,687
Residential, one-to-four families	69,180	3,934	930	74,044

Residential, 5 or more families	2,556	2,175	3,090	7,821
Nonfarm, nonresidential	80,060	5,772	2,579	88,411
Agricultural	2,298	—	—	2,298
Consumer	2,827	14	8	2,849

Total	$222,311	$23,698	$10,579	$256,588

The following table summarizes the past due loans by category as of March 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$1	$324	$325	$33,518	$33,843	$—
Construction and development	2,242	2,412	1,981	40,722	45,426	178
Residential, one-to-four families	1,309	672	1,116	69,916	73,013	—
Residential, 5 or more families	—	2,734	2,734	5,050	7,784	—
Nonfarm, nonresidential	554	3,917	4,471	86,304	90,775	—
Agricultural	—	—	—	2,672	2,672	—
Consumer	9	12	21	2,443	2,464	—

Total	$4,115	$10,071	$14,186	$240,625	$255,977	$178

The following table summarizes the past due loans by category as of December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Pas Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$59	$265	$324	$34,154	$34,478	$—
Construction and development	2,823	2,102	4,925	41,762	46,687	—
Residential, one-to-four families	1,582	566	2,148	71,896	74,044	—
Residential, 5 or more families	1,296	1,439	2,735	5,086	7,821	—
Nonfarm, nonresidential	3,386	888	4,274	84,137	88,411	—
Agricultural	—	—	—	2,298	2,298	—
Consumer	21	8	29	2,820	2,849	—

Total	$9,167	$5,268	$14,435	$242,153	$256,588	$—

The following table summarizes the allowance for loan losses and recorded investment in loans as of March 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$—	$682	$682	$6,005	$27,838	$33,843
Construction and development	783	943	1,726	6,153	39,273	45,426
Residential, one-to-four families	250	939	1,189	1,593	71,420	73,013
Residential, 5 or more families	83	24	107	—	7,784	7,784
Nonfarm, nonresidential	469	270	739	2,733	88,042	90,775
Agricultural	—	2	2	—	2,672	2,672
Consumer	—	20	20	283	2,181	2,464

Total	$1,585	$2,880	$4,465	$16,767	$239,210	$255,977

The following table summarized the allowance for loan loss and recorded investment in loans as of December 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans

	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$64	$796	$860	$99	$34,379	$34,478
Construction and development	977	857	1,834	6,425	40,262	46,687
Residential, one-to-four families	123	1,185	1,308	939	73,105	74,044
Residential, 5 or more families	97	30	127	2,734	5,087	7,821
Nonfarm, nonresidential	46	174	220	4,131	84,280	88,411
Agricultural	—	1	1	—	2,298	2,298
Consumer	—	25	25	—	2,849	2,849

Total	$1,307	$3,068	$4,375	$14,328	$242,260	$256,588

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table presents impaired loans as of March 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$283	$283	$—
Construction and development	3,959	3,959	—
Residential, one-to-four families	1,088	1,088	—
Residential, 5 or more families	1,881	1,881	—
Nonfarm, nonresidential	4,655	4,655	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$11,866	$11,866	$—
With an allowance recorded:
Commercial	$—	$—	$—
Construction and development	2,195	2,320	783
Residential, one-to-four families	505	505	250
Residential, 5 or more families	852	852	83
Nonfarm, nonresidential	1,349	1,349	469
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$4,901	$5,026	$1,585
Total
Commercial	$283	$283	$—
Construction and development	6,154	6,279	783
Residential, one-to-four families	1,593	1,593	250
Residential, 5 or more families	2,733	2,733	83
Nonfarm, nonresidential	4,655	4,655	469

Total impaired loans	$16,767	$16,892	$1,585

The following table presents impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Construction and development	3,136	3,255	—
Residential, one-to-four families	372	372	—
Residential, 5 or more families	1,881	1,881	—
Nonfarm, nonresidential	3,452	3,453	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$8,841	$8,961	$—
With an allowance recorded:
Commercial	$99	$159	$64
Construction and development	3,290	3,290	977
Residential, one-to-four families	566	566	123
Residential, 5 or more families	853	853	97
Nonfarm, nonresidential	678	678	46
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$5,486	$5,546	$1,307
Total
Commercial	$99	$159	$64
Construction and development	6,426	6,545	977
Residential, one-to-four families	938	938	123
Residential, 5 or more families	2,734	2,734	97
Nonfarm, nonresidential	4,130	4,131	46

Total impaired loans	$14,327	$14,507	$1,307

4.	JUNIOR SUBORDINATED DEBENTURES

In 2007, the Company issued $8,248,000 of junior subordinated debentures to Oak Ridge Statutory Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The Trust was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 28, 2037, and bear interest at the floating rate equal to the three-month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248 thousand in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

5.	STOCK OPTION AND RESTRICTED STOCK PLANS

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expire on June 30, 2010. Options granted under both plans expire no more than 10 years from date of grant. Option exercise prices under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2006, the Company adopted the Long-Term Stock Incentive Plan, which became effective on April 20, 2007. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards. The Long-Term Stock Incentive Plan expires on April 20, 2017.

5.	STOCK OPTION AND RESTRICTED STOCK PLANS, continued

Compensation cost charged to income for the three months ended March 31, 2011 was approximately $21 thousand. There was no compensation cost for the three months ended March 31, 2010.

Stock Options

Stock options may be issued as incentive stock options or as nonqualified stock options. The term of the option will be established at the time it is granted but shall not exceed ten years. Vesting will also be established at the time the option is granted. The exercise price may not be less than the fair market value of a share of common stock on the date the option is granted. It is the Company’s policy to issue new shares of stock to satisfy option exercises.

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

A summary of the status of stock options as of March 31, 2011 and 2010, and changes during the years then ended, is presented below:

	2011		2010
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	318,708	$9.47	347,483	$9.86
Granted	—	—	—	—
Forfeited	—	—	—	—

Options outstanding, end of year	318,708	$9.47	347,483	$9.86

Information regarding the stock options outstanding at March 31, 2011 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.50-8.79	23,500	9.42 Years	$4.82	$—
$8.80-9.99	88,281	0.08 Years	$8.80	$—
$10.00-10.39	119,794	3.42 Years	$10.00	—
$10.40-11.20	87,133	3.17 Years	$10.68	—

	318,708	2.87 Years	$9.47	$—

Information regarding the stock options outstanding and exercisable as of March 31, 2011 are as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.80-9.99	88,281	0.08 Years	$8.80	$—
$10.00-10.39	119,794	3.42 Years	$10.00	—
$10.40-11.20	86,896	3.17 Years	$10.68	—

	294,971	2.60 Years	$9.84	$—

No options were granted or contractually vested for the three months ended March 31, 2011 and 2010. In the three months ended March 31, 2011, the Company granted 2,773 shares of restricted stock. There were no restricted stock grants during the three months ended March 31, 2010.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$19,015	$19,015	$14,156	$14,156
Federal funds sold	—	—	—	—
Time deposits	4,020	4,020	4,260	4,260
Securities, available-for-sale	53,645	53,645	48,261	48,261
Securities, held-to-maturity	6,946	6,946	7,534	7,625
Federal Home Loan Bank Stock	1,199	1,199	1,199	1,199
Loans, net of allowance for loan losses	251,414	251,989	252,111	253,294
Bank owned life insurance	4,828	4,828	4,792	4,792

Financial liabilities
Deposits	308,273	302,866	300,275	297,603
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	9,000	9,000	9,000	9,000

The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. The fair value of off-balance sheet financial instruments is considered immaterial. Off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At both March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Assets recorded at fair value on a recurring basis

March 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,145	$—	$2,145	$—
FNMA or GNMA mortgage-backed securities	17,744	2,989	14,755	—
Private label mortgage-backed securities	12,592	—	12,592	—
Municipal securities	8,300	—	8,300	—
SBA debentures	12,364	—	12,364	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$53,645	$2,989	$50,156	$500

Total assets at fair value	$53,645	$2,989	$50,156	$500

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,170	$—	$2,170	$—
FNMA or GNMA mortgage-backed securities	13,803	6,348	7,455	—
Private label mortgage-backed securities	14,344	—	14,344	—
Municipal securities	4,681	4,681	—	—
SBA debentures	12,763	—	12,763	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$48,261	$11,029	$36,732	$500

Total assets at fair value	$48,261	$11,029	$36,732	$500

Assets recorded at fair value on a nonrecurring basis

March 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$1,412	$—	$—	$1,412
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	255	—	—	255
Commercial and industrial loans	—	—	—	—
Secured by multifamily (5 or more) residential properties	769	—	—	769
Secured by nonfarm nonresidential properties	880	—	—	880

Impaired loans receivable	3,316	—	—	3,316
Foreclosed assets	1,253	—	—	1,253

Total assets at fair value	$6,396	$—	$—	$6,396

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$2,313	$—	$—	$2,313
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	443	—	—	443
Commercial and industrial loans	35	—	—	35
Secured by multifamily (5 or more) residential properties	757	—	—	757
Secured by nonfarm nonresidential properties	632	—	—	632

Impaired loans receivable	4,180	—	—	4,180
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$6,396	$—	$—	$6,396

Total liabilities at fair value	$—	$—	$—	$—

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three-month periods ending March 31, 2011 and 2010.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, March 31, 2011	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, March 31, 2010	$500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We are a commercial bank holding company, incorporated in 2007. The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The Bank was incorporated and began banking operations in 2000. The Bank is engaged in commercial banking predominantly in Guilford and Forsyth Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Guilford County.

Executive Overview

Executive Summary

For the first three months of 2011, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders’, as of December 31, 2010 we have been able to move 16 out of 19 jumbo homes and 15 out of 19 conventional homes out of our builder construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $2.1 million, and the reduction of our exposure to conventional homes from $4.9 million to $800 thousand. This program can be accessed through our website at www.bankofoakridge.com.

We have also extended the Community Loan Investment Program to cover the residential lot inventory of our development borrowers, and rolled out an incentive program targeted specifically at our financed lots in April of 2011.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the three months ended March 31, 2011, we had a continuation of the significant shift that was present in 2010 in our deposit mix as noninterest-bearing and interest-bearing checking accounts increased $2.2 million and $804 thousand, respectively, from December 31, 2010 to March 31, 2011, driven by what we believe was a move away from large financial institutions to smaller community banks like ours. The increase in noninterest-bearing and interest-bearing checking accounts allowed us to decrease time deposits by $719 thousand from December 31, 2010 to March 31, 2011.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $1.1 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $6.8 million in unused capital, which includes approximately $100,000 in earnings since the Company received the CPP funds, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 12.0% at March 31, 2011, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $6.8 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.7% at March 31, 2011 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2011, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP accrual that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in our marketplace of every employee as a participant in the ESOP owning a part of the Company.

Improving Operational Earnings

Proforma earnings (non-GAAP), as shown in the table below, were $1.0 million for three months ended March 31, 2011, compared to $903 thousand for same period in 2010, an increase of approximately $100 thousand or 15.9%.

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Income before income taxes (GAAP)	$264	$1,008
Add:
Provision for loan losses	605	353
Net cost of foreclosed assets	274	24
Subtract:
Pretax gain on sale of securities	—	(386)
Preferred stock dividends	(96)	(96)

Proforma earnings (Non-GAAP)	$1,047	$903

Our core strategies continue to be (1) grow the loan portfolio while maintaining high asset quality; (2) increase noninterest income; (3) grow core deposits; (4) manage expenses; and (5) make strategic investments in personnel and technology to increase revenue and increase efficiency.

Challenges

We have grown steadily since the opening of the Bank in April of 2000, and our business has become more dynamic and complex in recent years as we have enhanced or added delivery channels, products and services, and lines of businesses. While the achievement of our strategic initiatives and established long-term financial goals is subject to many uncertainties and challenges, management has identified the challenges that are most relevant and most likely to have a near-term effect on operations, which are presented below:

•	Continuing to maintain our asset quality, especially in an uncertain and weak economic environment;

•	Addressing the challenges associated with a weak economic environment in our geographic market;

•	Improving efficiency and controlling noninterest expenses;

•	Maintaining our net interest margin in the current interest rate environment;

•	Increasing core deposits;

•	Increasing interest and noninterest revenue;

•	Controlling costs associated with the current heightened regulatory environment;

•	Volatility in the mortgage banking business;

•	Competition from bank and nonbank financial service providers; and

•	Intense price competition.

Comparison of Results of Operations for the Three-month Period Ending March 31, 2011 and 2010

Net Income

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2011 as compared to the same period in 2010.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year
	March 31, 2011	Amount	%

Total interest income	$4,440	$(193)	(4.2)
Total interest expense	941	(368)	(28.1)

Net interest income	3,499	175	5.3
Provision for loan losses	605	252	71.4

Net interest income after provision for loan losses	2,894	(77)	(2.6)
Noninterest income	820	(375)	(31.4)
Noninterest expense	3,450	292	9.2

Income before income taxes	264	(744)	(73.8)
Income tax expense (benefit)	71	(298)	(80.8)

Net income	193	(446)	(69.8)
Preferred stock dividend and accretion of discount	163	8	5.2

Net income available to common shareholders	$30	$(454)	(93.8)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2011 was $3.5 million, an increase of $175 thousand or 5.3% when compared to net interest income of $3.3 million for the three months ended March 31, 2010.

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

Interest income decreased $193 thousand or 4.2% for the three months ended March 31, 2011 compared to the same three months of 2010. The decreases for the three months ended March 31, 2011 are primarily due to decreases in rates earned on these assets. The yield on average earning assets decreased 42 basis points for the three months ended March 31, 2011 to 5.36% from 5.78% for the same period in 2010. Management attributes the decrease in the yield on our earning assets to the decline in yields available on investments as well as a slight decline in the offering rates on new loans.

Our average cost of funds during the first quarter of 2011 was 1.30%, a decrease of 51 basis points when compared to 1.81% for the first quarter of 2010. Average rates paid on deposits decreased 55 basis points from 1.86% for the three months ended March 31, 2010 to 1.31% for the three months ended March 31, 2011, while our average cost of borrowed funds increased 2 basis points during the first quarter of 2011 compared to the same period in 2010. Total interest expense decreased $368 thousand or 28.1% during the first three months of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these deposit liabilities, with no such decline on the rates paid on borrowings.

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

Our annualized net interest margin for the three months ended March 31, 2011 was 4.28% compared to 4.20% in the same period in 2010 while our annualized net interest spread for the three months ended March 31, 2011 was 4.06% compared to 3.97% in the same period in 2010.

Management plans to continue to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin, however, it will be difficult to improve net interest income in the future if the growth in earning assets does not occur and we are is unable to maintain or increase the yield on average earning assets while maintaining or decreasing the cost of funds on borrowings.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2011 and 2010 (dollars in thousands).

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year
	March 31, 2011	Amount	%

Service charges on deposit accounts	$157	$(43)	(21.5)
Gain on sale of securities	—	(386)	(100.0)
Mortgage loan origination fees	66	5	8.2
Investment and insurance commissions	202	10	5.2
Fee income from accounts receivable financing	208	18	9.5
Debit card interchange income	132	28	26.9
Income earned on bank owned life insurance	37	(6)	(14.0)
Other service charges and fees	18	(1)	(5.3)

Total noninterest income	$820	$(375)	(31.4)

Noninterest income decreased $375 thousand or 31.4% to $820 thousand for the three months ended March 31, 2011 compared to $1.2 million for the same period in 2010. The increase in noninterest income for the three months ended March 31, 2011 is primarily due to decreases on gain on sale of securities of $386 thousand and service charges on deposit accounts of $43 thousand, offset by increases in debit card interchange income of $28 thousand and fee income from accounts receivable financing of $18 thousand. Smaller increases in decreases in noninterest income accounted for the remainder of the net decrease. Service charges on deposit accounts decreased $43 thousand or 21.5% to $157 thousand for the three months ended March 31, 2011 compared to $200 thousand for the same period in 2010. The primary reason for the decline in service charges on deposit accounts was a decline in overdraft charges on checking accounts; management expects this trend to continue in the near future due to new FDIC guidelines covering automated overdraft programs that go into effect in July of 2011. Investment and insurance commissions increased slightly by $10 thousand or 5.2% to $202 thousand for the three months ended March 31, 2011 compared to $192 thousand for the same period in 2010. Management is continuing to expand the line of business, Oak Ridge Wealth Management, that generates the income in this noninterest income category. Fee income from accounts receivable financing increased slightly by $18 thousand or 9.5% to $208 thousand for the three months ended March 31, 2011 compared to $190 thousand for the same period in 2010. Debit card interchange income increased by $28 thousand or 26.9% to $132 thousand for the three months ended March 31, 2011 compared to $104 thousand for the same period in 2010. The primary reason for the increase was the continued expansion of a debit card rewards program that was started in the fourth quarter of 2009 as well as an increase in the number of noninterest and interest-bearing checking accounts. Income earned on bank owned life insurance decreased by $6 thousand or 14.0% to $37 thousand for the same period in 2010. The primary reason for the decline was a decline in rates on the underlying life insurance policies.

Noninterest Expense

Noninterest expense increased $292 thousand or 9.2% to $3.5 million for the three months ended March 31, 2011 compared to $3.2 million for the same period in 2010. The following table presents the components of noninterest expense for the three ended March 31, 2011 and dollar and percentage changes from the same period in 2010.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year
	March 31, 2011	Amount	%
Salaries	$1,465	$63	4.5
Employee benefits	189	36	23.5
Occupancy expense	211	(25)	(10.6)
Equipment expense	210	16	8.2
Data and items processing	212	(17)	(7.4)
Professional and advertising	225	(135)	(37.5)
Stationary and supplies	122	61	100.0
Net cost of foreclosed assets	274	250	1,041.7
Telecommunications expense	53	(4)	(7.0)
FDIC assessment	132	1	0.8
Accounts receivable financing expense	66	7	11.9
Other expense	291	39	15.5

Total noninterest expense	$3,450	$292	9.2

Salary expense increased $63 thousand or 4.5% to $1.5 million for the three months ended March 31, 2011 compared to $1.4 million for the same period in 2010. The increases were due to salary increases of approximately 3.0% that were effective January 1, 2011.

Employee benefits increased $36 thousand or 23.5% to $189 thousand for the three months ended March 31, 2011 compared to $153 thousand for the same period in 2010. The increase from 2010 to 2011 was largely a result of a $32 thousand increase in group health insurance premiums from 2010 to 2011.

Occupancy expense decreased $25 thousand or 10.6% to $211 thousand for the three months ended March 31, 2011 compared to $236 thousand for the same period in 2010. The decline in occupancy expense was primarily due to a decrease of $18 thousand in repairs and maintenance expense from 2010 to 2011.

Equipment expense increased $16 thousand or 8.2% to $210 thousand for the three months ended March 31, 2011 compared to $194 thousand for the same period in 2010. An increase of $12 thousand in loss on sale of fixed assets was the primary cause of the overall increase.

Data and items processing expense decreased $17 thousand or 7.4% to $212 thousand for the three months ended March 31, 2011 compared to $229 thousand for the same period in 2010. A decrease in data and items processing expense of $33 thousand was due a conversion from outsourced items processing to in-house items processing that took place in June of 2010. Offsetting this decline were increases of $13 thousand in ATM and debit card expenses and foreign ATM rebates to the Bank’s customers. Smaller increases and decreases made up the rest of the net decrease in this expense category.

Professional and advertising expenses decreased $135 thousand or 37.5% to $225 thousand for the three months ended March 31, 2011 compared to $360 thousand for the same period in 2010. Declines of $95 thousand and $22 thousand in marketing expenses and consultant fees, respectively, from 2010 to 2011 contributed to most of the decrease. Other smaller increases and decreases made up the rest of the net decrease.

Stationary and supply expenses increased $61 thousand or 100% to $122 thousand for the three months ended March 31, 2011 compared to $61 thousand for the same period in 2010. Increased mailings to current and potential clients contributed to the increase from 2010 to 2011.

Net cost of foreclosed assets increased $250 thousand or 1,041.7% to $274 thousand for the three months ended March 31, 2011 compared to $24 thousand for the same period in 2010. Writedowns and losses on the sale of foreclosed assets largely contributed to the increase, as management continued to focus on disposing of non-earning foreclosed assets.

Telecommunications expense and FDIC assessments were relatively unchanged from 2010 to 2011.

Other expense increased $39 thousand or 15.5% to $291 thousand for the three months ended March 31, 2011 compared to $252 thousand for the same period in 2010. Increases from 2010 to 2011 of $22 thousand and $29 thousand in employee recruitment fees and loan collection expenses, respectively, accounted for most of the increase and were offset by a decrease of $14 thousand in employee training expenses during the same period. Other smaller increases and decreases made up the rest of the net decrease.

Income Taxes

Income tax expense decreased $298 thousand or 80.8% to $71 thousand for the three months ended March 31, 2011 compared to $369 thousand for the same period in 2010. The decrease in income tax expense was primarily attributable to two factors. First, net income before income tax expense decreased from $1.0 million in 2010 to $264 thousand in 2011. Second, the Company purchased approximately $8.3 million in municipal bonds in December of 2010 and January of 2011 on which the interest income was tax-exempt. The tax benefit from the municipal securities had the effect of lowering the Company’s effective tax rate from 36.6% in 2010 to 26.9% in 2011.

Analysis of Financial Condition at March 31, 2011 and December 31, 2010

Loans Receivable

As of March 31, 2011, total loans increased to $256 million, down 0.2% from total loans of $256.5 million at December 31, 2010. The small decline in loans in the first three months of 2011 is the result of our continuing high credit standards as well the lack of small business and consumer loan demand.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At March 31,
	2010	2009
Allowance for loan losses at beginning of period	$4,375	$3,667
Loans charged off:
Real estate - mortgage	(595)	(210)
Home equity lines of credit	—	—
Commercial and industrial	(37)	(5)
Loans to individuals	(10)	(6)

Total charge-offs	(642)	(221)

Recoveries:
Real estate - mortgage	—	—
Home equity lines of credit	—	—
Commercial and industrial	123	5
Loans to individuals	4	8

Total recoveries	127	13

Net charge-offs	(515)	(208)
Provision for loan losses	605	353

Allowance for loan losses at end of period	$4,465	$3,812

Total loans outstanding at end of period	$255,879	$251,919

Average loans outstanding	$255,752	$251,983

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	0.81%	0.33%
Ratio of allowance for loan losses to loans outstanding at period-end	1.74%	1.51%

At March 31, 2011, our allowance for loan losses as a percentage of loans was 1.74%, up from 1.71% at December 31, 2010 and 1.51% at March 31, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $515 thousand in the first three months of 2011 increased by $307 thousand when compared to the same period in 2010. Charge-offs from real estate secured loans were $595 thousand and $210 thousand in 2011 and 2010, respectively. Charge-offs from commercial and industrial loans were $37 thousand in the first three months of 2011 compared to $5 thousand during the same period in 2010. Charge-offs from loans to individuals were $4 thousand and $5 thousand in the first three months of 2011 and 2010, respectively. There were minimal recoveries in the first three months of 2010, however, there were $123 thousand in commercial and industrial loan recoveries during the same period in 2011.

Asset quality remains a top priority for us. For the three months ended March 31, 2011, annualized net loan charge-offs were 0.81% of average loans compared to annualized net chargeoffs of 0.33% for the three months ended March 31, 2010. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing off and writing down a number of real estate loans in the three months ended March 31, 2011. The allowance for loan losses to loans increased to 1.74% at March 31, 2011 from 1.51% at March 31, 2010, reflecting the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 44% as of March 31, 2011 compared to 83% at December 31, 2010. The decrease is the result of our allowance increasing approximately 2% from December 31, 2010 to March 31, 2011 and our nonperforming loans increasing approximately 95% during the same period.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2011, we had loans totaling $16.8 million (which includes $10.1 million in nonperforming loans) which were considered to be impaired compared to $14.3 million at December 31, 2010. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at March 31, 2011.

Analysis of Loans Considered Impaired (Dollars in thousands)

	Number of Loans	Loan Balances Outstanding	Allocated Reserves

Non-accrual loans	16	$8,999	$1,093
Restructured loans	6	660	—

Total nonperforming loans	22	$9,659	$1,093

Other impaired loans with allocated reserves	1	1,405	492
Impaired loans without allocated reserves	5	5,703	—

Total impaired loans	28	$16,767	$1,585

At March 31, 2011 and December 31, 2010, nonperforming assets were approximately 3.23% and 2.14%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and its effect on several large borrowers of the Bank has contributed to the overall increase in nonperforming assets from year end 2010 to March 31, 2011.

Any loans that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as nonperforming loans, do not (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results; or (ii) represent material credits about which management has any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Investment Portfolio

Our available-for-sale investment securities totaled $53.7 million at March 31, 2011, compared to $48.3 million at December 31, 2010. The overall increase was due to purchases of securities totaling approximately $9.1 million, repayments and accretion of discount on these securities of $3.4 million, and a decline in the unrealized gain on these securities of $367 thousand. Our held-to-maturity investment securities totaled $6.9 million at March 31, 2011 and $7.5 million at December 31, 2010, with the decline between these two periods resulting from principal payments and accretion of a discount of $677 thousand. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges on subinvestment grade securities for the three months ended March 31, 2010 and 2011.

Deposits

Deposits increased to $308.3 million, up 2.7% as of March 31, 2011 compared to deposits of $300.3 million at December 31, 2010. Noninterest-bearing deposits increased $2.2 million, or 8.4%, from December 31, 2010 to March 31, 2011, and total interest-bearing deposits increased $5.8 million, or 2.1%, during the same period of time. Most of the increases in deposits were concentrated in non-interest demand, NOW, and money market and savings deposits. During this same time management continued a conscious effort to reduce time deposits, particularly brokered and internet generated time deposits, by paying lower market rates on these products. This resulted in a decrease in time deposits from December 31, 2010 to March 31, 2011.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at March 31, 2011 and December 31, 2010. At March 31, 2011 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at March 31, 2011.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on March 31, 2011 and December 31, 2010.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on March 31, 2011 and December 31, 2010.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first three months of 2011, the Bank’s brokered and internet generated time deposits increased $23.4 million to $66.5 million as the Bank chose to raise these funds at lower rates than local time deposits. Of the total brokered deposits of $66.5 million as of March 31, 2011, $44.1 million were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $20.4 million and $18.0 million of advances from the FHLB at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, we had outstanding FHLB advances totaling $9.0 million.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At both March 31, 2011 and December 31, 2010, we owned 11,987 shares of the FHLB’s $100 par value capital stock.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at March 31, 2011 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2011, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of March 31, 2011, we had $607 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of March 31, 2011, our total shareholders’ equity was $27.8 million (consisting of common shareholders’ equity of $20.9 million and preferred stock of $6.9 million) compared with total shareholders’ equity of $27.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $21.1 million and preferred stock of $6.8 million).

Common shareholders’ equity decreased by approximately $108 thousand to $20.9 million at March 31, 2011 from $21.1 million at December 31, 2010. We experienced a decrease of $235 thousand in accumulated other comprehensive income associated with our available-for-sale securities portfolio, payment of dividends of $96 thousand on preferred shares in January 2011, and accretion of preferred stock discount of $67 thousand in the first three months of 2011. These decreases were offset by increases due to net income of $193 thousand and an increase in common stock of $21 thousand associated with the issuance of restricted stock and stock options.

The Bank is subject to minimum capital requirements. As the following table indicates, at March 31, 2011, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At March 31, 2011
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	12.0%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.8%	4.0%	6.0%
Leverage ratio	8.0%	4.0%	5.0%

Recent Accounting Pronouncements

Please refer to Note 1 (G) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

Recent Laws and Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than us. Notwithstanding this, there are many other provisions that we are subject to and will have to comply with, including any new rules applicable to us promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, we will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2011 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 6.	EXHIBITS

15(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a)	Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xix)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report in Form 8-k filed with the SEC on September 24, 2010.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31.1)	Certification of Ronald O. Black

Exhibit (31.2)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: May 13, 2011	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 13, 2011	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)