Form 10-Q
period 2011-06-30
Oak Ridge Financial Services, Inc.
filed 2011-08-12
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2011, was as follows:

Class	Number of Shares
Common Stock, no par value	1,808,445

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

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

(Dollars in thousands)

	2011	2010
Assets

Cash and due from banks	$4,568	$3,557
Interest-bearing deposits with banks	12,860	10,599

Total cash and cash equivalents	17,428	14,156
Time deposits	2,746	4,260
Securities available-for-sale	49,842	48,261
Securities held-to-maturity (fair values of $6,507 in 2011 and $7,625 in 2010)	6,337	7,534
Federal Home Loan Bank Stock, at cost	1,106	1,199
Loans, net of allowance for loan losses of $4,500 in 2011 and $4,375 in 2010	248,346	252,111
Property and equipment, net	10,280	10,352
Foreclosed assets	1,670	2,216
Accrued interest receivable	1,539	1,477
Bank owned life insurance	4,864	4,792
Other assets	2,285	2,650

Total assets	$346,443	$349,008

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$30,945	$26,767
Interest-bearing	268,430	273,508

Total deposits	299,375	300,275
Long-term debt	9,000	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	207	173
Employee Stock Ownership Plan accrual	25	900
Other liabilities	1,694	2,539

Total liabilities	318,549	321,135

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	6,941	6,808
Common stock, no par value; 50,000,000 shares authorized; 1,808,445 and 1,792,876 issued and outstanding in 2011 and 2010, respectively	15,872	15,841
Common stock warrant	1,361	1,361
Retained earnings	2,651	2,707
Accumulated other comprehensive income	1,069	1,156

Total stockholders’ equity	27,894	27,873

Total liabilities and stockholders’ equity	$346,443	$349,008

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans and fees on loans	$3,651	$3,687	$7,233	$7,425
Interest on deposits in banks	19	14	40	20
Federal Home Loan Bank stock dividends	2	1	5	2
Taxable investment securities	722	746	1,556	1,634

Total interest and dividend income	4,394	4,448	8,834	9,081

Interest expense
Deposits	830	1,161	1,723	2,423
Short-term and long-term debt	51	48	99	95

Total interest expense	881	1,209	1,822	2,518

Net interest income	3,513	3,239	7,012	6,563
Provision for loan losses	1,261	784	1,866	1,137

Net interest income after provision for loan losses	2,252	2,455	5,146	5,426
Noninterest income
Service charges on deposit accounts	138	194	295	394
Gain on sale of securities	257	—	257	386
Mortgage loan origination fees	42	123	108	184
Investment and insurance commissions	273	278	475	470
Fee income from accounts receivable financing	207	236	415	426
Debit card interchange income	163	122	295	226
Income earned on bank owned life insurance	35	41	72	84
Other service charges and fees	22	22	40	41

Total noninterest income	1,137	1,016	1,957	2,211

Noninterest expense
Salaries	1,427	1,316	2,892	2,718
Employee benefits	176	161	365	314
Employee Stock Ownership Plan	25	300	25	300
Occupancy expense	206	224	417	460
Equipment expense	217	225	427	419
Data and item processing	232	265	444	494
Professional and advertising	328	223	553	583
Stationary and supplies	104	68	226	129
Net loss on sale of foreclosed and repossessed assets	9	52	252	45
Expenses of foreclosed and repossessed assets	13	45	44	77
Telecommunications expense	57	60	110	117
FDIC assessment	146	138	278	269
Accounts receivable financing expense	65	84	131	143
Other-than-temporary impairment loss	—	21	—	21
Other expense	330	300	621	552

Total noninterest expense	3,335	3,482	6,785	6,641

Income (loss) before income taxes	54	(11)	318	996
Income tax expense (benefit)	(23)	(26)	48	342

Net income	$77	$15	$270	$654

Preferred stock dividends	(97)	(96)	(193)	(192)
Accretion of discount	(66)	(86)	(133)	(172)

Income (loss) available to common stockholders	$(86)	$(167)	$(56)	$290

Basic earnings (loss) per common share	$(0.05)	$(0.09)	$(0.03)	$0.16

Diluted earnings (loss) per common share	$(0.05)	$(0.09)	$(0.03)	$0.16

Basic weighted average shares outstanding	1,795,789	1,791,474	1,795,883	1,791,474

Diluted weighted average shares outstanding	1,795,789	1,791,474	1,795,883	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Six months ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands except shares of common stock)

		Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
	Preferred stock, Series A	Number Amount
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					654		$654	654
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $151						193	193	193
Reclassification adjustment for investment securities included in net income, net of tax expense of $144						(254)	(254)	(254)

Total comprehensive income							$593

Preferred stock dividends					(192)			(192)
Preferred stock accretion	117				(117)			—

Balance June 30, 2010	$6,683	1,791,474	$15,831	$1,361	$2,947	$1,171		$28,146

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number Amount
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156		$27,873
Net income					270		$270	270
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $23						131	131	131
Reclassification adjustment for investment securities included in net income, net of tax expense of $39						(218)	(218)	(218)

Total comprehensive income							$183

Preferred stock dividends					(193)			(193)
Stock option expense			11					11
Common stock issued pursuant to restricted stock awards		15,569	20					20
Preferred stock accretion	133				(133)			—

Balance June 30, 2011	$6,941	1,808,445	$15,872	$1,361	$2,651	$1,069		$27,894

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	2011	2010
Cash flows from operating activities
Net income	$270	$654
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	433	441
Provision for loan losses	1,866	1,137
Gain on sale of securities	(257)	(386)
Loss on sale of property and equipment	4	21
Income earned on bank owned life insurance	(72)	(84)
Losses and writedowns on foreclosed assets	252	45
Deferred income tax (benefit) expense	543	(140)
Employee Stock Ownership Plan accrual	(875)	300
Income taxes payable	(1,169)	446
Net accretion of discounts and premiums on securities	(58)	(256)
Changes in assets and liabilities:
Accrued income	(62)	(17)
Other assets	172	(127)
Accrued interest payable	34	(16)
Other liabilities	3	109

Net cash provided by operating activities	1,084	2,127

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(9,120)	—
Sales	2,195	4,719
Maturities and repayments	5,421	5,538
Activity in held-to-maturity securities:
Purchases	—	—
Maturities and repayments	1,211	1,278
Time deposit maturities	1,514	—
Redemptions of Federal Home Loan Bank stock	93	—
Net decrease (increase) in loans	1,575	(3,132)
Purchases of property and equipment	(367)	(293)
Proceeds from sale of property and equipment	2	29
Proceeds from sale of foreclosed assets	756	708

Net cash used in investing activities	3,280	8,847

Cash flows from financing activities
Net increase in deposits	(900)	3,647
Dividends paid on preferred stock	(192)	(192)
Issuance of common stock	—	—

Net cash provided by financing activities	(1,092)	3,455

Net increase in cash and cash equivalents	3,272	14,429
Cash and cash equivalents, beginning	14,156	11,071

Cash and cash equivalents, ending	$17,428	$25,500

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	2011	2010
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$1,788	$2,534

Taxes	$693	$55

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$714	$82

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

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

(B)	Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates. Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of June 30, 2011 and 2010 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At June 30, 2011 and 2010, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (G) Recent Accounting Pronouncements, Continued

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,032	$118	$—	$2,150
FNMA or GNMA mortgage-backed securities	16,303	485	(68)	16,720
Private label mortgage-backed securities	9,141	709	—	9,850
Municipal securities	8,301	248	—	8,549
SBA debentures	11,828	245	—	12,073
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$48,105	$1,805	$(68)	$49,842

Held-to-maturity
Private label mortgage-backed securities	$6,337	$331	$(161)	$6,507

Total securities available-for-sale	$6,337	$331	$(161)	$6,507

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,034	$136	$—	$2,170
FNMA or GNMA mortgage-backed securities	13,324	479	—	13,803
Private label mortgage-backed securities	13,199	1,145	—	14,344
Municipal securities	4,681	—	—	4,681
SBA debentures	12,640	192	(69)	12,763
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$46,378	$1,952	$(69)	$48,261

Held-to-maturity
Private label mortgage-backed securities	$7,534	$248	$(157)	$7,625

Total securities available-for-sale	$7,534	$248	$(157)	$7,625

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Bank did not record impairment charges during the six months ended June 30, 2011 and 2010.

2.	INVESTMENT SECURITIES, continued

The Bank had approximately $1.1 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively, of investments in stock of the Federal Home Loan Banks (“FHLB”), which is carried at cost. On May 19, 2011, FHLB paid a dividend for the second quarter of 2011 based on an annualized dividend rate of 0.81%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2011. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $4.0 million and $4.3 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains on the sale of securities for the six months ended June 30, 2011 and 2010 were $257,000 and $386,000, respectively.

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at June 30, 2011 and December 31, 2010. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	5,348	(68)	—	—	5,348	(68)
Private label mortgage-backed securities	—	—	—	—	—	—
SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,348	$(68)	$—	$—	$5,348	$(68)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,180	$(161)	$2,180	$(161)

Total temporarily impaired securities	$—	$—	$2,180	$(161)	$2,180	$(161)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	—	—	—	—	—	—
Private label mortgage-backed securities	—	—	—	—	—	—
SBA debentures	4,179	(69)	—	—	4,179	(69)
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,179	$(69)	$—	$—	$4,179	$(69)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,413	$(157)	$2,413	$(157)

Total temporarily impaired securities	$—	$—	$2,413	$(157)	$2,413	$(157)

2.	INVESTMENT SECURITIES, continued

At June 30, 2011, the unrealized losses in the available-for-sale portfolio relate to three Federal National Mortgage Association (“FNMA”) mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The two private label held-to-maturity securities are rated Caa2 by Moody’s as of June 30, 2011. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of June 30, 2011 indicated that projected principal repayments on both securities were in excess of their recorded values on that same date. As of June 30, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

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

On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. On that same date, the Bank was notified by the FDIC that for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at June 30, 2011 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$995	$1,043	$—	$—
Due after one year through five years	2,896	2,940	—	—
Due after five years through ten years	15,717	16,649	—	—
Due after ten years	28,497	29,210	6,337	6,507

	$48,105	$49,842	$6,337	$6,507

3.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the six months ended June 30, 2011 and 2010 follows (dollars in thousands):

	2011	2010
Beginning balance	$4,375	$3,667
Provision for loan losses	1,866	1,137
Recoveries	131	19
Loans charged off	(1,872)	(1,009)

Ending balance	$4,500	$3,814

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the six months ending June 30, 2011 and 2010 (dollars in thousands):

For the six months ended June 30, 2011

Allowance for Loan Losses	Commercial	Construction and development	Residential, one-to-four families	Residential, 5 or more families	Nonfarm, nonresidential	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$—	$4,375
Charge-offs	(585)	(1,055)	(218)	—	—	—	(14)	—	(1,872)
Recoveries	123	—	—	—	—	—	8	—	131
Provision	132	1,310	(82)	(16)	514	1	7	—	1,866

Ending balance	$485	$2,225	$937	$104	$722	$2	$25	$—	$4,500

For the six months ended June 30, 2010

Allowance for Loan Losses	Commercial	Construction and development	Residential, one-to-four families	Residential, 5 or more families	Nonfarm, nonresidential	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$402	$1,489	$1,123	$—	$615	$—	$37	$—	$3,666
Charge-offs	(197)	(418)	(376)	—	—	—	(17)	—	(1,008)
Recoveries	5	—	—	—	—	—	14	—	19
Provision	403	643	190	—	(107)	—	8	—	1,137

Ending balance	$613	$1,714	$937	$—	$508	$—	$42	$—	$3,814

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table lists the loan grades utilized by the Company that serve as credit quality indicators. Each of the loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses. The total balance does not include the undisbursed portion of construction loans in process for loans graded Pass.

As of June 30, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$33,250	$529	$115	$33,894

Construction and development	27,902	9,169	4,849	41,920
Residential, one-to-four families	67,393	4,549	1,502	73,444

Residential, 5 or more families	4,154	864	2,734	7,752
Nonfarm, nonresidential	80,137	4,183	6,317	90,637
Agricultural	2,672	—	—	2,672
Consumer	2,485	5	1	2,491

Total	$217,993	$19,299	$15,518	$252,810

As of December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$33,646	$408	$424	$34,478

Construction and development	31,744	11,395	3,548	46,687
Residential, one-to-four families	69,180	3,934	930	74,044

Residential, 5 or more families	2,556	2,175	3,090	7,821
Nonfarm, nonresidential	80,060	5,772	2,579	88,411
Agricultural	2,298	—	—	2,298
Consumer	2,827	14	8	2,849

Total	$222,311	$23,698	$10,579	$256,588

The following table summarizes the past due loans by category as of June 30, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Pas Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$74	$57	$131	$33,763	$33,894	$—
Construction and development	800	1,730	2,530	39,390	41,920	2,067
Residential, one-to-four families	1,329	—	1,329	72,115	73,444	24
Residential, 5 or more families	—	2,727	2,727	5,025	7,752	—
Nonfarm, nonresidential	367	3,947	4,314	86,323	90,637	—
Agricultural	—	—	—	2,672	2,672	—
Consumer	13	1	14	2,477	2,491	—

Total	$2,583	$8,462	$11,045	$241,765	$252,810	$2,091

The following table summarizes the past due loans by category as of December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Pas Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$59	$265	$324	$34,154	$34,478	$—
Construction and development	2,823	2,102	4,925	41,762	46,687	—
Residential, one-to-four families	1,582	566	2,148	71,896	74,044	—
Residential, 5 or more families	1,296	1,439	2,735	5,086	7,821	—
Nonfarm, nonresidential	3,386	888	4,274	84,137	88,411	—
Agricultural	—	—	—	2,298	2,298	—
Consumer	21	8	29	2,820	2,849	—

Total	$9,167	$5,268	$14,435	$242,153	$256,588	$—

The following table summarizes the allowance for loan losses and recorded investment in loans as of June 30, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$—	$485	$485	$—	$33,894	$33,894
Construction and development	1,098	1,127	2,225	5,376	36,544	41,920
Residential, one-to-four families	—	937	937	1,074	72,370	73,444
Residential, 5 or more families	83	21	104	2,727	5,025	7,752
Nonfarm, nonresidential	469	253	722	6,298	84,339	90,637
Agricultural	—	2	2	—	2,672	2,672
Consumer	—	25	25	—	2,491	2,491

Total	$1,650	$2,850	$4,500	$15,475	$237,335	$252,810

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2010 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$64	$796	$860	$99	$34,379	$34,478
Construction and development	977	857	1,834	6,425	40,262	46,687
Residential, one-to-four families	123	1,185	1,308	939	73,105	74,044
Residential, 5 or more families	97	30	127	2,734	5,087	7,821
Nonfarm, nonresidential	46	174	220	4,131	84,280	88,411
Agricultural	—	1	1	—	2,298	2,298
Consumer	—	25	25	—	2,849	2,849

Total	$1,307	$3,068	$4,375	$14,328	$242,260	$256,588

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table presents impaired loans as of June 30, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Construction and development	4,588	4,588	—
Residential, one-to-four families	1,074	1,074	—
Residential, 5 or more families	1,881	1,881	—
Nonfarm, nonresidential	3,869	3,869	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$11,412	$11,412	$—
With an allowance recorded:
Commercial	$—	$—	$—
Construction and development	788	1,363	1,098
Residential, one-to-four families	—	—	—
Residential, 5 or more families	846	853	83
Nonfarm, nonresidential	2,429	2,448	469
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$4,063	$4,664	$1,650
Total
Commercial	$—	$—	$—
Construction and development	5,376	5,951	1,098
Residential, one-to-four families	1,074	1,074	—
Residential, 5 or more families	2,727	2,734	83
Nonfarm, nonresidential	6,298	6,317	469

Total impaired loans	$15,475	$16,076	$1,650

The following table presents impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Construction and development	3,136	3,255	—
Residential, one-to-four families	372	372	—
Residential, 5 or more families	1,881	1,881	—
Nonfarm, nonresidential	3,452	3,453	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$8,841	$8,961	$—
With an allowance recorded:
Commercial	$99	$159	$64
Construction and development	3,290	3,290	977
Residential, one-to-four families	566	566	123
Residential, 5 or more families	853	853	97
Nonfarm, nonresidential	678	678	46
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$5,486	$5,546	$1,307
Total
Commercial	$99	$159	$64
Construction and development	6,426	6,545	977
Residential, one-to-four families	938	938	123
Residential, 5 or more families	2,734	2,734	97
Nonfarm, nonresidential	4,130	4,131	46

Total impaired loans	$14,327	$14,507	$1,307

4.	JUNIOR SUBORDINATED DEBENTURES

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

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expired on June 30, 2010. Options that were granted under both plans expire no more than 10 years from date of grant. Option exercise prices under both plans were set by a committee of the Board of Directors at the date of grant, but were not less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

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

5.	STOCK OPTION AND RESTRICTED STOCK PLANS, continued

Compensation cost charged to income for the six months ended June 30, 2011 was approximately $31 thousand. There was no compensation cost for the six months ended June 30, 2010.

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

A summary of the status of stock options as of June 30, 2011 and 2010, and changes during the years then ended, is presented below:

	2011		2010
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	318,708	$9.47	347,483	$9.86
Granted	—	—	—	—
Forfeited	—	—	(39,462)	9.78
Expired	(88,281)	8.80	—	—

Options outstanding, end of year	230,427	$9.73	308,021	$9.87

Information regarding the stock options outstanding at June 30, 2011 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.50-8.79	23,500	9.17 Years	$4.82	$—
$8.80-9.99	—	—	—	$—
$10.00-10.39	119,794	3.17 Years	10.00	—
$10.40-11.20	87,133	2.92 Years	10.68	—

	230,427	3.69 Years	$9.73	$—

Information regarding the stock options outstanding and exercisable as of June 30, 2011 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00-10.39	119,794	3.17 Years	$10.00	—
$10.40-11.20	86,896	2.92 Years	10.68	—

	206,690	3.06 Years	$9.84	$—

No options were granted or contractually vested for the six months ended June 30, 2011 and 2010. In the six month ending June 30, 2011 and 2010, the Company granted 15,569 and 3,539 shares of restricted stock, respectively. Of the restricted stock grants issued in 2011, 10,096 shares have a two-year vesting period, and 5,473 shares have a one-year vesting period. Of the restricted stock grants issued in 2010, 1,674 shares have a two-year vesting period, and 2,501 shares vest immediately.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,428	$17,428	$14,156	$14,156
Time deposits	2,746	2,746	4,260	4,260
Securities, available-for-sale	49,842	49,842	48,261	48,261
Securities, held-to-maturity	6,337	6,507	7,534	7,625
Federal Home Loan Bank Stock	1,106	1,106	1,199	1,199
Loans, net of allowance for loan losses	248,346	250,083	252,111	253,294
Bank owned life insurance	4,864	4,864	4,792	4,792

Financial liabilities
Deposits	299,375	295,782	300,275	297,603
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	9,000	9,000	9,000	9,000

The estimated fair values of net loans, deposits and long-term obligations are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. The fair value of off-balance sheet financial instruments is considered immaterial. Off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At both June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Assets recorded at fair value on a recurring basis

June 30, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,150	$—	$2,150	$—
FNMA or GNMA mortgage-backed securities	16,720	—	16,720	—
Private label mortgage-backed securities	9,850	—	9,850	—
Municipal securities	8,549	—	8,549	—
SBA debentures	12,073	—	12,073	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$49,842	$—	$49,342	$500

Total assets at fair value	$49,842	$—	$49,342	$500

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,170	$—	$2,170	$—
FNMA or GNMA mortgage-backed securities	13,803	6,348	7,455	—
Private label mortgage-backed securities	14,344	—	14,344	—
Municipal securities	4,681	4,681	—	—
SBA debentures	12,763	—	12,763	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$48,261	$11,029	$36,732	$500

Total assets at fair value	$48,261	$11,029	$36,732	$500

Assets recorded at fair value on a nonrecurring basis

June 30, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$1,898	$—	$—	$1,898
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Secured by multifamily (5 or more) residential properties	763	—	—	763
Secured by nonfarm nonresidential properties	4,740	—	—	4,740

Impaired loans receivable	7,401	—	—	7,401
Foreclosed assets	1,670	—	—	1,670

Total assets at fair value	$9,071	$—	$—	$9,071

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$2,313	$—	$—	$2,313
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	443	—	—	443
Commercial and industrial loans	35	—	—	35
Secured by multifamily (5 or more) residential properties	757	—	—	757
Secured by nonfarm nonresidential properties	632	—	—	632

Impaired loans receivable	4,180	—	—	4,180
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$6,396	$—	$—	$6,396

Total liabilities at fair value	$—	$—	$—	$—

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the six-month periods ending June 30, 2011 and 2010.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, June 30, 2011	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, June 30, 2010	$500

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

Executive Overview

Executive Summary

For the first six months of 2011, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders’, as of June 30, 2011 we have been able to move 17 out of 19 jumbo homes and 15 out of 19 conventional homes out of our builder’s construction portfolio— either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $1.2 million, and the reduction of our exposure to conventional homes from $4.9 million to $800 thousand. This program can be accessed through our website at www.bankofoakridge.com.

We have also extended the Community Loan Investment Program to cover the residential lot inventory of our development borrowers, and rolled out an incentive program targeted specifically at our financed lots in April of 2011.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the six months ended June 30, 2011, we had a continuation of the significant shift that was present in 2010 in our deposit mix, as noninterest-bearing and interest-bearing checking accounts increased $4.2 million and $445 thousand, respectively, from December 31, 2010 to June 30, 2011, driven by what we believe was a move away from large financial institutions to smaller community banks like ours. The increase in noninterest-bearing and interest-bearing checking accounts allowed us to decrease time deposits by $11.9 million from December 31, 2010 to June 30, 2011.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $4.6 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $3.3 million in unused capital, which includes approximately $100,000 in earnings since the Company received the CPP funds, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 13.2% at June 30, 2011, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $3.3 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.5% at June 30, 2011 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2011, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP accrual that may be converted to common equity of the Company at a later date. During the six months ended June 30, 2011, the Bank’s Board of Directors authorized a $25,000 ESOP accrual. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in our marketplace of every employee as a participant in the ESOP owning a part of the Company.

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

Comparison of Results of Operations for the Three- and six-month Periods Ending June 30, 2011 and 2010

Net Income

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2011 as compared to the same period in 2010.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended June 30, 2011	Changes from the Prior Year		For the Six Months Ended June 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$4,394	$(54)	(1.2)	$8,834	$(247)	(2.7)
Total interest expense	881	(328)	(27.1)	1,822	(696)	(27.6)

Net interest income	3,513	274	8.5	7,012	449	6.8
Provision for loan losses	1,261	477	60.8	1,866	729	64.1

Net interest income after provision for loan losses	2,252	(203)	(8.3)	5,146	(280)	(5.2)
Noninterest income	1,137	121	11.9	1,957	(254)	(11.5)
Noninterest expense	3,335	(147)	(4.2)	6,785	144	2.2

Income (loss) before income taxes	54	65	(590.9)	318	(678)	(68.1)
Income tax expense (benefit)	(23)	3	(11.5)	48	(294)	(86.0)

Net income	77	62	413.3	270	(384)	(58.7)
Preferred stock dividend and accretion of discount	163	(19)	(10.4)	326	(38)	(10.4)

Net income available to common shareholders	$(86)	$81	(48.5)	$(56)	$(346)	(119.3)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2011 was $3.5 million, an increase of $274 thousand or 8.5% when compared to net interest income of $3.2 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, net interest income was $7.0 million, an increase of $449 thousand or 6.8% when compared to net interest income of $6.6 million for the same period in 2010.

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

Interest income decreased $54 thousand or 1.2% for the three months ended June 30, 2011 compared to the same three months of 2010. Interest income decreased $247 thousand or 2.7% for the six months ended June 30, 2011 compared to the same six months in 2010. The decreases for the three and six months ended June 30, 2011 are primarily due to decreases in rates earned on these assets. The yield on average earning assets decreased 19 basis points for the three months ended June 30, 2011 to 5.28% from 5.47% for the same period in 2010. For the first six months of 2011, the yield on average earning assets decreased 28 basis points to 5.34% compared to 5.62% at June 30, 2010. Management attributes the decrease in the yield on our earning assets to the decline in yields available on investments as well as a slight decline in the offering rates on new loans.

Our average cost of funds during the three months ended June 30, 2011 was 1.22%, a decrease of 44 basis points when compared to 1.66% for the three months ended June 30, 2010. Average rates paid on deposits decreased 47 basis points from 1.70% for the three months ended June 30, 2010 to 1.23% for the three months ended June 30, 2011, while our average cost of borrowed funds increased 7 basis points during the three months ended June 30, 2011 compared to the same period in 2010. Total interest expense decreased $328 thousand or 27.1% during the three months ended June 30, 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities. For the six months ended June 30, 2011, our cost of funds was 1.27%, a decrease of 47 basis points when compared to 1.74% for the same period in 2010. Average rates on deposits decreased 50 basis points from 1.78% to 1.28% for the first six months of 2011, while our cost of borrowed funds increased 5 basis points compared to the same period a year ago. Total interest expense decreased $696 thousand or 27.6% during the six months of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities.

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

Our annualized net interest margin for the three months ended June 30, 2011 was 4.28% compared to 4.04% for the same period in 2010, while our net interest spread increased 25 basis points during the same period. For the six months ended June 30, 2011, our net interest margin was 4.29% compared to 4.12% for the six months ended June 30, 2010 while our net interest spread increased 19 basis points.

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

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three and six months ended June 30, 2011 and 2010 (dollars in thousands).

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2011	Amount	%	June 30, 2011	Amount	%
Service charge on deposit accounts	$138	$(56)	(28.9)	$295	$(99)	(25.1)
Gain on sale of securities	257	257	N/A	257	(129)	(33.4)
Mortgage loan origination fees	42	(81)	(65.9)	108	(76)	(41.3)
Investment and insurance commissions	273	(5)	(1.8)	475	5	1.1
Fee income from accounts receivable financing	207	(29)	(12.3)	415	(11)	(2.6)
Debit card interchange income	163	41	33.6	295	69	30.5
Income earned on bank owned life insurance	35	(6)	(14.6)	72	(12)	(14.3)
Other service charges and fees	22	—	—	40	(1)	(2.4)

Total noninterest income	$1,137	$121	11.9	$1,957	$(254)	(11.5)

Noninterest income increased $121 thousand or 11.9% to $1.1 million for the three months ended June 30, 2011 compared to $1.0 million for the same period in 2010. For the six months ended June 30, 2011 noninterest income decreased $254 thousand or 11.5% to $2.0 million compared to $2.2 million for the same period in 2010. The increase in noninterest income in the three months ended June 30, 2011 is primarily due to a gain of on sale of securities of $257 thousand compared to no such income during the same period in 2010. The year to date increase in noninterest income is the result of decreases in the majority of noninterest income categories with the exception of investment and insurance commissions and debit card interchange income. Service charges on deposit accounts decreased $56 thousand and $99 thousand, respectively for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The primary reason for this decline were decreases in non sufficient funds fees due to a greater customer awareness of such fees and regulations regarding such fees that affect the entire banking industry. Gain on sale of securities increased $257 thousand for the three months ended June 30, 2011 compared to the same period in 2010, and decreased $129 thousand for the six months ended June 30, 2011 compared to the same period of 2010. The change in the three months ended June 30, 2011 was due to no sale of securities in 2010 during this period of time. The decline in the six months ended June 30, 2011 compared to the same period in 2010 was due to a greater gain on sale of securities in 2010 as compared to 2011. Mortgage loan origination fees decreased $81 thousand and $76 thousand, respectively for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The primary reason for the decrease was a decline in mortgage closings from 2010 to 2011 as the overall market for home purchases and refinancing remained relatively weak. Investment and insurance commissions were relatively unchanged in the three and six months ending June 30, 2011 compared to the same periods in 2010. Fee income from accounts receivable financing decreased $29 thousand and $11 thousand, respectively for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The primary reason for the decrease was lower receivables of existing clients in 2011 as compared to 2010. Debit card interchange income increased $41 thousand and $69 thousand for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The primary reason for the increase was primarily the result of continued emphasis by management in the promotion of a debit card rewards program that caused higher cardholder usage in 2011 as compared to 2010. To a lesser extent, some of the increases were caused by the continued growth of checking accounts at the Bank during the three and six months ending June 30, 2011 as compared to the same periods in 2010.

Noninterest Expense

Noninterest expense decreased 4.2% for the three months ended June 30, 2011 compared to the same period in 2010, and increased 2.2% for the six months ended June 30, 2011 compared to the same period in 2010.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended June 30, 2011	Changes from the Prior Year		For the Six Months Ended June 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
Salaries	$1,427	$111	8.4	$2,892	$174	6.4
Employee benefits	176	15	9.3	365	51	16.2
Employee Stock Ownership Plan	25	(275)	(91.7)	25	(275)	(91.7)
Occupancy expense	206	(18)	(8.0)	417	(43)	(9.3)
Equipment expense	217	(8)	(3.6)	427	8	1.9
Data and items processing	232	(33)	(12.5)	444	(50)	(10.1)
Professional and advertising	328	105	47.1	553	(30)	(5.1)
Stationary and supplies	104	36	52.9	226	97	75.2
Net loss on sale of foreclosed and repossessed assets	9	(43)	(82.7)	252	207	460
Expenses of foreclosed and repossessed assets	13	(32)	(71.1)	44	(33)	(42.9)
Telecommunications expense	57	(3)	(5.0)	110	(7)	(6.0)
FDIC assessment	146	8	5.8	278	9	3.3
Accounts receivable financing expense	65	(19)	(22.6)	131	(12)	(8.4)
Total other-than-temporary impairment loss	—	(21)	(100.0)	—	(21)	(100.0)
Other expense	330	30	10.0	621	69	12.5

Total noninterest expense	$3,335	$(147)	(4.2)	$6,785	$144	2.2

Salary expense for the three and six months ended June 30, 2011 increased $111 thousand and $174 thousand, respectively, compared to the same prior year periods. The increases were due to regular salary increases and market adjustments that went into effect for all employees on January 1, 2011, as well as new positions that were added during the six months ended June 30, 2011.

Employee benefits for the three and six months ended June 30, 2011 increased $15 thousand and $51 thousand, respectively, over the same prior year periods. The principal reason for this increase were increases in health care premiums for the Bank and its employees that went into effect on June 1, 2011, as well as a higher number of employees during 2011 than 2010.

Employee Stock Ownership Plan expense for the three and six months ended June 30, 2011 increased $275 thousand over the same prior year periods. The principal reason for this increase was a lower Employee Stock Ownership Plan accrual in the three and six months ended June 30, 2011 compared to the same period in 2010.

Occupancy expense for the three and six months ended June 30, 2011 decreased $18 thousand and $43 thousand, respectively, over the same prior year periods. Most of the decline in both periods was caused by a decline in repairs and maintenance from 2010 to 2011.

Equipment expense for the three and six months ended June 30, 2011 were relatively unchanged compared to the same prior year periods.

Data and items processing expenses for the three and six months ended June 30, 2011 decreased $33 thousand and $50 thousand, respectively, over the same prior year periods. The principal reason for this increase were higher than normal items processing expenses in the three and six months ended June 30, 2010, which was due to the conversion from an outsourced items processing vendor to an in-house system.

Professional and advertising expenses for the three months ended June 30, 2011 increased $105 thousand over the same prior year period. Increases in audit, legal, consulting and advertising expenses all contributed to the overall increase. Professional and advertising expenses for the six months ended June 30, 2011 decreased $30 thousand over the same prior year period. Increases in audit, legal, consulting expenses were offset by a decrease in advertising expenses.

Net loss on sale of foreclosed and repossessed assets for the three months ended June 30, 2011 decreased $43 thousand over the same prior year period. The primary reason was lower write-downs on other real estate in 2011 compared to 2010. Net loss on sale of foreclosed and repossessed assets for the six months ended June 30, 2011 increased $207 thousand over the same prior year period. The primary reason was higher write-downs on other real estate during the first six months of 2011 when compared to same period in 2010.

Expenses of foreclosed and repossessed assets for the three months ended June 30, 2011 decreased $32 thousand over the same prior year period, and decreased $33 thousand for the six months ended June 30, 2011 over the same prior year period. The primary reason was a lower level of carrying expenses in 2011 compared to 2010.

FDIC assessment for the three and six months ended June 30, 2011 was relatively unchanged compared to the same prior year periods.

Accounts receivable financing expense for the three and six months ended June 30, 2011 decreased $19 thousand and $12 thousand, respectively, over the same prior year periods. Most of the decline is attributable to the decline in fee income from accounts receivable financing during over the same periods from 2010 to 2011.

Total other-than-temporary impairment loss in each of the three and six months ended June 30, 2010 decreased $21 thousand over the same prior year periods. The Company performs quarterly impairment testing on its investment portfolio, and additional impairment losses were recorded in 2010 as a result.

Other expense for the three and six months ended June 30, 2010 increased $37 thousand and $69 thousand, respectively, over the same prior year periods. The primary reasons for the increase were increases in employee recruitment fees, postage, loan collection expense and appraisal fees.

Income Taxes

Income tax expense for the six months ended June 30, 2011 decreased $294 thousand over the same period in 2010. The primary reason was a decline in net income before income tax expense from 2010 to 2011, as well as the tax deductibility of interest in 2011 on municipal bonds that were purchased near the end of 2010 and at the beginning of 2011. The tax benefit of the interest on municipal bonds had the effect of lowering the Company’s effective tax rate from 34.3% for the six months ended June 30, 2010 to 15.1% for the same period in 2011.

Analysis of Financial Condition at June 30, 2011 and December 31, 2010

Loans Receivable

As of June 30, 2011, total loans decreased to $256.0 million, down 1.4% from total loans of $256.5 million at December 31, 2010. The decline in loans in the first six months of 2011 is the result of our continuing high credit standards as well the lack of small business and consumer loan demand.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At June 30,
	2011	2010
Allowance for loan losses at beginning of period	$4,375	$3,666
Loans charged off:
Real estate—mortgage	(1,273)	(794)
Home equity lines of credit	—	—
Commercial and industrial	(585)	(197)
Loans to individuals	(14)	(17)

Total charge-offs	(1,872)	(1,008)

Recoveries:
Real estate—mortgage	—	—
Home equity lines of credit	—	—
Commercial and industrial	123	5
Loans to individuals	8	14

Total recoveries	131	19

Net charge-offs	(1,741)	(989)
Provision for loan losses	1,866	1,137

Allowance for loan losses at end of period	$4,500	$3,814

Total loans outstanding at end of period	$252,679	$251,919

Average loans outstanding	$255,234	$251,572

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	1.36%	0.79%
Ratio of allowance for loan losses to loans outstanding at period-end	1.78%	1.51%

At June 30, 2011, our allowance for loan losses as a percentage of loans was 1.78%, up from 1.71% at December 31, 2010 and 1.51% at June 30, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $1.7 million in the first six months of 2011 increased by $752 thousand when compared to the same period in 2010. Charge-offs from real estate secured loans were $1.3 million and $794 thousand in 2011 and 2010, respectively. Charge-offs from commercial and industrial loans was $585 thousand in the first six months of 2011 compared to $197 thousand during the same period in 2010. Charge-offs from loans to individuals was $14 thousand and $17 thousand in the first six months of 2011 and 2010, respectively. There were minimal recoveries in the first six months of 2010, however, there were $123 thousand in commercial and industrial loan recoveries during the same period in 2011.

Asset quality remains a top priority for us. For the six months ended June 30, 2011, annualized net loan charge-offs were 1.36% of average loans compared to annualized net charge-offs of 0.79% for the six months ended June 30, 2010. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing off and writing down a number of real estate and commercial and industrial loans in the six months ended June 30, 2011. The allowance for loan losses to loans increased to 1.78% at June 30, 2011 from 1.51% at June 30, 2010, reflecting the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired which require specific reserves. The ratio of our allowance for loan losses to nonperforming loans decreased to 43% as of June 30, 2011 compared to 83% at December 31, 2010. The decrease is the result of our allowance increasing approximately 3% from December 31, 2010 to June 30, 2011 and our nonperforming loans increasing approximately 100% during the same period.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At June 30, 2011, we had loans totaling $15.5 million (which includes $9.8 million in nonperforming loans) which were considered to be impaired compared to $14.3 million at December 31, 2010. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at June 30, 2011.

Analysis of Loans Considered Impaired (Dollars in thousands)

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	15	$9,700	$1,119
Restructured loans	6	658	—

Total nonperforming loans	21	$10,428	$1,119

Other impaired loans with allocated reserves	1	1,518	531
Impaired loans without allocated reserves	2	3,529	—

Total impaired loans	24	$15,475	$1,650

At June 30, 2011 and December 31, 2010, nonperforming assets were approximately 3.53% and 2.14%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and its effect on several large borrowers of the Bank has contributed to the overall increase in nonperforming assets from year end 2010 to June 30, 2011.

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

Investment Portfolio

Our available-for-sale investment securities totaled $49.8 million at June 30, 2011, compared to $48.3 million at December 31, 2010. The overall increase was due to purchases of securities totaling approximately $9.1 million, repayments and accretion of discount of approximately $5.4 million, sales of approximately $1.9 million, and a decline in the unrealized gain of $224 thousand. Our held-to-maturity investment securities totaled $6.3 million at June 30, 2011 and $7.5 million at December 31, 2010, with the decline between these two periods resulting from principal payments and accretion of a discount of approximately $1.2 thousand. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges on subinvestment grade securities for the three and six months ended June 30, 2011. There were impairment charges on subinvestment grade securities for the three and six months ended June 30, 2010 of $21 thousand.

Deposits

Deposits decreased to $299.4 million, or 0.30% as of June 30, 2011 compared to deposits of $300.3 million at December 31, 2010. Noninterest-bearing deposits increased $4.2 million, or 15.6%, from December 31, 2010 to June 30, 2011, and total interest-bearing deposits decreased $5.1 million, or 1.9%, during the same period of time.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at June 30, 2011 and December 31, 2010. At June 30, 2011 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at June 30, 2011.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on June 30, 2011 and December 31, 2010.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on June 30, 2011 and December 31, 2010.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first six months of 2011, the Bank’s brokered and internet generated time deposits decreased $1.4 million to $61.9 million as the Bank chose to raise these funds at lower rates than local time deposits. Of the total brokered deposits of $61.9 million as of June 30, 2011, $38.9 million were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $20.8 million and $18.0 million of advances from the FHLB at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, we had outstanding FHLB advances totaling $9.0 million.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2011 and December 31, 2010, we owned 11,059 and 11,987 shares of the FHLB’s $100 par value capital stock, respectively.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at June 30, 2011 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2011, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of June 30, 2011, we had $723 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of June 30, 2011, our total shareholders’ equity was $27.9 million (consisting of common shareholders’ equity of $21.0 million and preferred stock of $6.9 million) compared with total shareholders’ equity of $27.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $21.1 million and preferred stock of $6.8 million).

Common shareholders’ equity decreased by approximately $21 thousand to $21.0 million at June 30, 2011 from $21.1 million at December 31, 2010. We experienced a decrease of $87 thousand in accumulated other comprehensive income associated with our available-for-sale securities portfolio, payment of dividends of $193 thousand on preferred shares, and accretion of preferred stock discount of $133 thousand. These decreases were offset by increases due to net income of $270 thousand and an increase in common stock of $31 thousand associated with the issuance of restricted stock and stock options.

The Bank is subject to minimum capital requirements. As the following table indicates, at June 30, 2011, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At June 30, 2011
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
Total risk-based capital ratio	13.2%	8.0%	10.0%
Tier 1 risk-based capital ratio	11.9%	4.0%	6.0%
Leverage ratio	9.0%	4.0%	5.0%

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2011 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the during the three and six months ended June 30, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 6.	EXHIBITS

15(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a) Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xix)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report in Form 8-k filed with the SEC on September 24, 2010.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31)(i)	Certification of Ronald O. Black

Exhibit (31)(ii)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Furnished, not filed

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: August 12, 2011	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 12, 2011	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)