Form 10-Q
period 2011-09-30
Oak Ridge Financial Services, Inc.
filed 2011-11-14
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2011, was as follows:

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

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

(Dollars in thousands)

	2011	2010

Assets
Cash and due from banks	$3,570	$3,557
Interest-bearing deposits with banks	16,676	10,599

Total cash and cash equivalents	20,246	14,156
Time deposits	2,746	4,260
Securities available-for-sale	53,963	48,261
Securities held-to-maturity (fair values of $5,856 in 2011 and $7,625 in 2010)	5,794	7,534
Federal Home Loan Bank Stock, at cost	957	1,199
Loans, net of allowance for loan losses of $4,534 in 2011 and $4,375 in 2010	245,816	252,111
Property and equipment, net	10,130	10,352
Foreclosed assets	2,114	2,216
Accrued interest receivable	1,523	1,477
Bank owned life insurance	4,901	4,792
Other assets	2,452	2,650

Total assets	$350,642	$349,008

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$32,421	$26,767
Interest-bearing	279,992	273,508

Total deposits	312,413	300,275
Long-term debt	—	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	210	173
Employee Stock Ownership Plan accrual	—	900
Other liabilities	1,766	2,539

Total liabilities	322,637	321,135

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,008	6,808
Common stock, no par value; 50,000,000 shares authorized; 1,808,445 and 1,792,876 issued and outstanding in 2011 and 2010, respectively	15,902	15,841
Warrant	1,361	1,361
Retained earnings	2,563	2,707
Accumulated other comprehensive income	1,171	1,156

Total stockholders’ equity	28,005	27,873

Total liabilities and stockholders’ equity	$350,642	$349,008

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans and fees on loans	$3,630	$3,791	$10,864	$11,216
Interest on deposits in banks	15	30	56	50
Federal Home Loan Bank stock dividends	2	1	7	3
Taxable investment securities	634	690	2,189	2,324

Total interest and dividend income	4,281	4,512	13,116	13,593

Interest expense
Deposits	755	1,092	2,479	3,515
Short-term and long-term debt	43	57	141	152

Total interest expense	798	1,149	2,620	3,667

Net interest income	3,483	3,363	10,496	9,926
Provision for loan losses	960	761	2,827	1,898

Net interest income after provision for loan losses	2,523	2,602	7,669	8,028
Noninterest income
Service charges on deposit accounts	87	163	382	557
Gain on sale of securities	—	—	258	386
Mortgage loan origination fees	60	188	168	372
Investment and insurance commissions	284	248	759	718
Fee income from accounts receivable financing	185	212	600	638
Debit card interchange income	165	129	459	355
Income earned on bank owned life insurance	37	42	109	125
Other service charges and fees	18	20	59	62

Total noninterest income	836	1,002	2,794	3,213

Noninterest expense
Salaries	1,551	1,493	4,442	4,211
Employee benefits	211	131	577	445
Employee Stock Ownership Plan expense (reversal)	(25)	350	—	650
Occupancy expense	231	218	649	678
Equipment expense	225	215	652	634
Data and item processing	247	230	691	724
Professional and advertising	277	211	830	795
Stationary and supplies	89	79	315	208
Net loss on sale of foreclosed and repossessed assets	3	—	257	45
Expenses of foreclosed and repossessed assets	95	16	137	92
Telecommunications expense	54	56	164	173
FDIC assessment	7	115	285	384
Accounts receivable financing expense	57	68	188	211
Other-than-temporary impairment loss	—	—	—	21
Other expense	280	377	900	930

Total noninterest expense	3,302	3,559	10,087	10,201

Income before income taxes	57	45	376	1,040
Income tax expense (benefit)	(18)	4	30	346

Net income	$75	$41	$346	$694

Preferred stock dividends	(96)	(97)	(290)	(289)
Accretion of discount	(67)	(62)	(200)	(179)

Income (loss) available to common stockholders	$(88)	$(118)	$(144)	$226

Basic earnings (loss) per common share	$(0.05)	$(0.07)	$(0.08)	$0.13

Diluted earnings (loss) per common share	$(0.05)	$(0.07)	$(0.08)	$0.13

Basic weighted average shares outstanding	1,808,445	1,791,474	1,797,695	1,791,474

Diluted weighted average shares outstanding	1,808,445	1,791,474	1,797,695	1,791,474

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands except shares of common stock)

		Common Stock				Accumulated
	Preferred stock, Series A	Number Amount		Common stock warrant	Retained earnings	other comprehensive income	Comprehensive income	Total
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					694		$694	694
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $151						427	427	427
Reclassification adjustment for investment securities included in net income, net of tax expense of $144						(258)	(258)	(258)

Total comprehensive income							$863

Preferred stock dividends					(289)			(289)
Preferred stock accretion	179				(179)			—

Balance September 30, 2010	$6,745	1,791,474	$15,831	$1,361	$2,828	$1,401		$28,166

		Common Stock				Accumulated
	Preferred stock, Series A	Number Amount		Common stock warrant	Retained earnings	other comprehensive income	Comprehensive income	Total
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156		$27,873
Net income					346		$346	346
Net change in unrealized gain on investment securities available-for-sale, net of tax benefit of $109						173	173	173
Reclassification adjustment for investment securities included in net income, net of tax expense of $100						(158)	(158)	(158)

Total comprehensive income							$361

Preferred stock dividends					(290)			(290)
Stock option expense			19					19
Common stock issued pursuant to restricted stock awards		15,569	42					42
Preferred stock accretion	200				(200)			—

Balance September 30, 2011	$7,008	1,808,445	$15,902	$1,361	$2,563	$1,171		$28,005

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	2011	2010
Cash flows from operating activities
Net income	$346	$694
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	658	668
Provision for loan losses	2,827	1,898
Gain on sale of securities	(258)	(386)
Loss on sale of property and equipment	4	21
Income earned on bank owned life insurance	(109)	(125)
Net loss on sale of foreclosed and repossessed assets	257	45
Deferred income tax (benefit) expense	424	(124)
Employee Stock Ownership Plan accrual	(900)	—
Income taxes payable	(1,058)	172
Net accretion of discounts and premiums on securities	(28)	(358)
Changes in assets and liabilities:
Accrued income	(46)	(122)
Other assets	(22)	262
Accrued interest payable	37	(1)
Other liabilities	75	701

Net cash provided by operating activities	2,207	3,345

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(15,257)	—
Sales	2,195	4,719
Maturities and repayments	7,581	7,776
Activity in held-to-maturity securities:
Maturities and repayments	1,781	1,896
Time deposit maturities	1,514	—
Redemptions of Federal Home Loan Bank stock	242	96
Net decrease (increase) in loans	2,456	(5,919)
Purchases of property and equipment	(442)	(351)
Proceeds from sale of property and equipment	2	29
Proceeds from sale of foreclosed assets	963	1,074

Net cash used in investing activities	1,035	9,320

Cash flows from financing activities
Net increase in deposits	12,138	2,840
Dividends paid on preferred stock	(290)	(289)
Repayment of long-term debt	(9,000)	—

Net cash provided by financing activities	2,848	2,551

Net increase in cash and cash equivalents	6,090	15,216
Cash and cash equivalents, beginning	14,156	11,071

Cash and cash equivalents, ending	$20,246	$26,287

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	2011	2010
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$2,583	$3,668

Taxes	$694	$308

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$1,375	$881

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

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

(B)	Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates. Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of September 30, 2011 and 2010 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At September 30, 2011 and 2010, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

(F)	Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale
Government-sponsored enterprise securities	$2,030	$114	$—	$2,144
FNMA or GNMA mortgage-backed securities	17,388	543	(161)	17,770
Private label mortgage-backed securities	7,978	269	(59)	8,188
Municipal securities	12,690	713	(6)	13,397
SBA debentures	11,479	485	—	11,964
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$52,065	$2,124	$(226)	$53,963

Held-to-maturity
Private label mortgage-backed securities	$5,917	$243	$(304)	$5,856

Total securities available-for-sale	$5,917	$243	$(304)	$5,856

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale
Government-sponsored enterprise securities	$2,034	$136	$—	$2,170
FNMA or GNMA mortgage-backed securities	13,324	479	—	13,803
Private label mortgage-backed securities	13,199	1,145	—	14,344
Municipal securities	4,681	—	—	4,681
SBA debentures	12,640	192	(69)	12,763
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$46,378	$1,952	$(69)	$48,261

Held-to-maturity
Private label mortgage-backed securities	$7,534	$248	$(157)	$7,625

Total securities available-for-sale	$7,534	$248	$(157)	$7,625

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Bank did not record impairment charges during the nine months ended September 30, 2011. Impairment charges of $21 thousand were recorded during the nine months ended September 30, 2010.

The Bank had approximately $957,000 and $1.2 million at September 30, 2011 and December 31, 2010, respectively, of investments in stock of the Federal Home Loan Banks (“FHLB”), which is carried at cost. On May 19, 2011, FHLB paid a dividend for the second quarter of 2011 based on an annualized dividend rate of 0.80%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2011. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $3.8 million and $4.3 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains on the sale of securities for the nine months ended September 30, 2011 and 2010 were $258,000 and $386,000, respectively.

2.	INVESTMENT SECURITIES, continued

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at September 30, 2011 and December 31, 2010. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	8,443	(161)	—	—	8,443	(161)
Private label mortgage-backed securities	3,262	(59)	—	—	3,262	(59)
Municipal Securities	1,712	(6)	—	—	1,712	(6)
SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$13,417	$(226)	$—	$—	$13,417	$(226)

Held-to-maturity
Private label mortgage-backed securities	$871	$(27)	$1,956	$(277)	$2,827	$(304)

Total temporarily impaired securities	$871	$(27)	$1,956	$(277)	$2,827	$(304)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	—	—	—	—	—	—
Private label mortgage-backed securities	—	—	—	—	—	—
SBA debentures	4,179	(69)	—	—	4,179	(69)
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,179	$(69)	$—	$—	$4,179	$(69)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,413	$(157)	$2,413	$(157)

Total temporarily impaired securities	$—	$—	$2,413	$(157)	$2,413	$(157)

At September 30, 2011, the unrealized losses in the available-for-sale portfolio relate to six Federal National Mortgage Association (“FNMA”) mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Additionally, there are two available-for-sale municipal securities with market values less than amortized cost. These two securities are rated AA and AAA, respectively, by Standard and Poor’s, and post-purchase review of the credit quality of the issuers by the Company has reinforced the credit-worthiness of the municipalities. Therefore, the Company believes the deterioration in value is attributable to changes in market rates, and expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Lastly, there is one available-for-sale private label mortgage-backed-security that has a credit rating of C at September 30, 2011, and three held-to-maturity mortgage-backed securities with credit ratings of C, C and CC, respectively. The private label held-to-maturity securities are rated Caa2 by Moody’s as of September 30, 2011. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of September 30, 2011 indicated that projected principal repayments on these private label mortgage-backed-securities were in excess of their recorded values on that same date. As of September 30, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

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

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at September 30, 2011 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$997	$1,032	$—	$—
Due after one year through five years	2,795	2,842	—	—
Due after five years through ten years	17,636	18,415	—	—
Due after ten years	30,637	31,674	5,916	5,856

	$52,065	$53,963	$5,916	$5,856

3.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the nine months ending September 30, 2011 and 2010 (dollars in thousands):

For the nine months ended September 30, 2011

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Allowance for Loan Losses	Commercial	Real estate Construction and development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$—	$4,375
Charge-offs	(80)	(1,286)	(512)	(214)	(701)	—	(14)	—	(2,807)
Recoveries	1	123	—	—	—	—	15	—	139
Provision	(472)	1,400	168	330	1,395	3	3	—	2,827

Ending balance	$264	$2,207	$893	$236	$902	$4	$28	$—	$4,534

For the nine months ended September 30, 2010

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Allowance for Loan Losses	Commercial	Real estate Construction and development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$402	$1,489	$1,123	$—	$615	$—	$37	$—	$3,666
Charge-offs	(201)	(786)	(596)	—	—	—	(23)	—	(1,606)
Recoveries	8	—	—	—	—	—	20	—	28
Provision	304	695	298	—	509	—	92	—	1,898

Ending balance	$513	$1,398	$824	$—	$1,125	$—	$126	$—	$3,986

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table lists the loan grades utilized by the Company that serve as credit quality indicators. Each of the loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses. The total balance does not include the undisbursed portion of construction loans in process for loans graded Pass.

As of September 30, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total

Commercial	$31,799	$718	$1,465	$33,982

Real estate construction and development	28,211	8,368	5,306	41,885
Residential, one-to-four families	67,768	4,487	1,562	73,817

Residential, 5 or more families	4,140	855	1,080	6,075
Other commercial real estate	78,158	6,260	5,119	89,537
Agricultural	2,929	—	—	2,929
Consumer	2,109	16	1	2,126

Total	$215,114	$20,704	$14,533	$250,351

As of December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total

Commercial	$33,646	$408	$424	$34,478

Real estate construction and development	31,744	11,395	3,548	46,687
Residential, one-to-four families	69,180	3,934	930	74,044

Residential, 5 or more families	2,556	2,175	3,090	7,821
Other commercial real estate	80,060	5,772	2,579	88,411
Agricultural	2,298	—	—	2,298
Consumer	2,827	14	8	2,849

Total	$222,311	$23,698	$10,579	$256,588

The following table summarizes the past due loans by category as of September 30, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$148	$59	$207	$33,775	$33,982	$—
Real estate construction and development	950	2,062	3,012	38,873	41,885	—
Residential, one-to-four families	1,433	198	1,631	72,186	73,817	241
Residential, 5 or more families	—	1,080	1,080	4,995	6,075	—
Other commercial real estate	913	2,560	3,473	86,064	89,537	263
Agricultural	—	—	—	2,929	2,929	—
Consumer	2	1	3	2,123	2,126	—

Total	$3,446	$5,960	$9,406	$240,945	$250,351	$504

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table summarizes the past due loans by category as of December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$59	$265	$324	$34,154	$34,478	$—
Real estate construction and development	2,823	2,102	4,925	41,762	46,687	—
Residential, one-to-four families	1,582	566	2,148	71,896	74,044	—
Residential, 5 or more families	1,296	1,439	2,735	5,086	7,821	—
Other commercial real estate	3,386	888	4,274	84,137	88,411	—
Agricultural	—	—	—	2,298	2,298	—
Consumer	21	8	29	2,820	2,849	—

Total	$9,167	$5,268	$14,435	$242,153	$256,588	$—

The following table summarizes the allowance for loan losses and recorded investment in loans as of September 30, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$—	$264	$264	$1,275	$32,707	$33,982
Real estate construction and development	713	1,494	2,207	4,673	37,212	41,885
Residential, one-to-four families	47	846	893	1,071	72,746	73,817
Residential, 5 or more families	31	205	236	1,071	5,004	6,075
Other commercial real estate	247	655	902	5,117	84,420	89,537
Agricultural	—	4	4	—	2,929	2,929
Consumer	—	28	28	—	2,126	2,126

Total	$1,038	$3,496	$4,534	$13,207	$237,144	$250,351

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2010 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$64	$796	$860	$99	$34,379	$34,478
Real estate construction and development	977	857	1,834	6,425	40,262	46,687
Residential, one-to-four families	123	1,185	1,308	939	73,105	74,044
Residential, 5 or more families	97	30	127	2,734	5,087	7,821
Other commercial real estate	46	174	220	4,131	84,280	88,411
Agricultural	—	1	1	—	2,298	2,298
Consumer	—	25	25	—	2,849	2,849

Total	$1,307	$3,068	$4,375	$14,328	$242,260	$256,588

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

3.	ALLOWANCE FOR LOAN LOSSES, continued

The following table presents impaired loans as of September 30, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,275	$1,275	$—
Real estate construction and development	2,900	2,900	—
Residential, one-to-four families	313	313	—
Residential, 5 or more families	629	852	—
Other commercial real estate	2,665	2,664	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$7,782	$8,004	$—
With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	1,773	2,348	713
Residential, one-to-four families	757	757	47
Residential, 5 or more families	443	443	31
Other commercial real estate	2,452	2,717	247
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$5,425	$6,265	$1,038
Total
Commercial	$1,275	$1,275	$—
Real estate construction and development	4,673	5,248	713
Residential, one-to-four families	1,070	1,070	47
Residential, 5 or more families	1,072	1,295	31
Other commercial real estate	5,117	5,381	247

Total impaired loans	$13,207	$14,269	$1,038

The following table presents impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	3,136	3,255	—
Residential, one-to-four families	372	372	—
Residential, 5 or more families	1,881	1,881	—
Other commercial real estate	3,452	3,453	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$8,841	$8,961	$—
With an allowance recorded:
Commercial	$99	$159	$64
Real estate construction and development	3,290	3,290	977
Residential, one-to-four families	566	566	123
Residential, 5 or more families	853	853	97
Other commercial real estate	678	678	46
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$5,486	$5,546	$1,307
Total
Commercial	$99	$159	$64
Real estate construction and development	6,426	6,545	977
Residential, one-to-four families	938	938	123
Residential, 5 or more families	2,734	2,734	97
Other commercial real estate	4,130	4,131	46

Total impaired loans	$14,327	$14,507	$1,307

4.	TROUBLED DEBT RESTRUCTURINGS

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, The Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $6.2 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $142 thousand.

	For the nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate construction and development	2	2,035	2,035
Residential, one-to-four families	6	533	533
Other commercial real estate	5	3,788	3,523

	For the three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate construction and development	1	2,151	2,151
Other commercial real estate	2	268	268

During the nine months ended September 30, 2011, the Bank modified 13 loans that were considered to be troubled debt restructurings. Substantially all of the restructurings involved a reduction in the borrower’s payment to interest only from principal and interest for a period ranging from six to twelve months to allow the borrower to offset what the Bank considers to be a temporary cash flow shortage.

	For the nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Other commercial real estate	1	$1,434	$1,169

There was no troubled debt restructurings that subsequently defaulted during the three months ended September 30, 2011.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults by evaluating them as part of the Bank’s impairment analysis, which is formally conducted on a quarterly basis.

5.	JUNIOR SUBORDINATED DEBENTURES

In 2007, the Company issued $8,248,000 of junior subordinated debentures to Oak Ridge Statutory Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The Trust was created by the Company on September 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature September 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after September 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on September 28, 2037, and bear interest at the floating rate equal to the three-month LIBOR plus 1.60%, and which are callable by the Company after September 28, 2012. All $248 thousand in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

6.	STOCK OPTION AND RESTRICTED STOCK PLANS

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expired on September 30, 2010. Options that were granted under both plans expire no more than 10 years from date of grant. Option exercise prices under both plans were set by a committee of the Board of Directors at the date of grant, but were not less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2006, the Company adopted the Long-Term Stock Incentive Plan, which became effective on April 20, 2007. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards. The Long-Term Stock Incentive Plan expires on April 20, 2017.

Compensation cost charged to income for the nine months ended September 30, 2011 was approximately $31 thousand. There was no compensation cost for the nine months ended September 30, 2010.

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

6.	STOCK OPTION AND RESTRICTED STOCK PLANS, continued

A summary of the status of stock options as of September 30, 2011 and 2010, and changes during the years then ended, is presented below:

	2011		2010
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	318,708	$9.47	347,483	$9.86
Granted	—	—	23,500	4.82
Forfeited	—	—	(47,525)	9.78
Expired	(88,281)	8.80	—	—

Options outstanding, end of year	230,427	$9.73	323,458	$10.23

Information regarding the stock options outstanding at September 30, 2011 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50- 8.79	23,500	8.92 Years	$4.82	$—
$ 8.80- 9.99	—	—	—	$—
$10.00-10.39	119,794	2.92 Years	10.00	—
$10.40-11.20	87,133	2.67 Years	10.68	—

	230,427	3.44 Years	$9.73	$—

Information regarding the stock options outstanding and exercisable as of September 30, 2011 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00-10.39	119,794	2.92 Years	$10.00	—
$10.40-11.20	86,896	2.67 Years	$10.68	—

	206,690	2.81 Years	$10.29	$—

No options were granted or contractually vested for the nine months ended September 30, 2011. In the nine months ended September 30, 2011, 23,500 options were granted and no options contractually vested. In the nine month ending September 30, 2011 and 2010, the Company granted 15,569 and 3,539 shares of restricted stock, respectively. Of the restricted stock grants issued in 2011, 10,096 shares have a two-year vesting period, and 5,473 shares have a one-year vesting period. Of the restricted stock grants issued in 2010, 1,674 shares have a two-year vesting period, and 2,501 shares vest immediately.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$20,246	$20,246	$14,156	$14,156
Time deposits	2,746	2,746	4,260	4,260
Securities, available-for-sale	53,963	53,946	48,261	48,261
Securities, held-to-maturity	5,794	5,856	7,534	7,625
Federal Home Loan Bank Stock	957	957	1,199	1,199
Loans, net of allowance for loan losses	245,816	248,787	252,111	253,294
Bank owned life insurance	4,901	4,901	4,792	4,792

Financial liabilities
Deposits	312,413	316,776	300,275	297,603
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	—	—	9,000	9,000

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

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At both September 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Assets recorded at fair value on a recurring basis

September 30, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,144	$—	$2,144	$—
FNMA or GNMA mortgage-backed securities	17,770	—	17,770	—
Private label mortgage-backed securities	8,188	—	8,188	—
Municipal securities	13,397	2,221	11,176	—
SBA debentures	11,964	—	11,964	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$53,963	$2,221	$51,242	$500

Total assets at fair value	$53,963	$2,221	$51,242	$500

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,170	$—	$2,170	$—
FNMA or GNMA mortgage-backed securities	13,803	6,348	7,455	—
Private label mortgage-backed securities	14,344	—	14,344	—
Municipal securities	4,681	4,681	—	—
SBA debentures	12,763	—	12,763	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$48,261	$11,029	$36,732	$500

Total assets at fair value	$48,261	$11,029	$36,732	$500

Assets recorded at fair value on a nonrecurring basis

September 30, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Real estate construction and development loans	$1,186	$—	$—	$1,186
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Secured by multifamily (5 or more) residential properties	629	—	—	629
Secured by other commercial real estate	1,169	—	—	1,169

Impaired loans receivable	2,984	—	—	2,984
Foreclosed assets	2,114	—	—	2,114

Total assets at fair value	$5,098	$—	$—	$5,098

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Real estate construction and development loans	$2,313	$—	$—	$2,313
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	443	—	—	443
Commercial and industrial loans	35	—	—	35
Secured by multifamily (5 or more) residential properties	757	—	—	757
Secured by other commercial real estate	632	—	—	632

Impaired loans receivable	4,180	—	—	4,180
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$6,396	$—	$—	$6,396

Total liabilities at fair value	$—	$—	$—	$—

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the nine-month periods ending September 30, 2011 and 2010.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, September 30, 2011	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, September 30, 2010	$500

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

Executive Overview

Executive Summary

For the first nine months of 2011, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources and managing capital. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder’s homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders’, as of September 30, 2011 we have been able to move 17 out of 19 jumbo homes and 16 out of 19 conventional homes out of our builder construction portfolio—either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $1.2 million, and the reduction of our exposure to conventional homes from $4.9 million to $704 thousand. This program can be accessed through our website at www.bankofoakridge.com.

We have also extended the Community Loan Investment Program to cover the residential lot inventory of our development borrowers, and rolled out an incentive program targeted specifically at our financed lots in April of 2011.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the nine months ended September 30, 2011, we had a continuation of the significant shift that was present in 2010 in our deposit mix, as noninterest-bearing and interest-bearing checking accounts increased $5.7 million and $6.5 million, respectively, from December 31, 2010 to September 30, 2011, driven by what we believe was a move away from large financial institutions to smaller community banks like ours. The increase in noninterest-bearing and interest-bearing checking accounts allowed us to decrease time deposits by $13.4 million from December 31, 2010 to September 30, 2011.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $4.6 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $3.3 million in unused capital, which includes approximately $100,000 in earnings since the Company received the CPP funds, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 13.5% at September 30, 2011, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $3.3 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.8% at September 30, 2011 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2011, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP accrual that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in our marketplace of every employee as a participant in the ESOP owning a part of the Company.

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

Comparison of Results of Operations for the Three- and nine-month Periods Ending September 30, 2011 and 2010

Net Income

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2011 as compared to the same period in 2010.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Nine Months Ended	Changes from the Prior Year
	September 30, 2011	Amount	%	September 30, 2011	Amount	%

Total interest income	$4,281	$(231)	(5.1)	$13,116	$(477)	(3.5)
Total interest expense	798	(351)	(30.5)	2,620	(1,047)	(28.6)

Net interest income	3,483	120	3.6	10,496	570	5.7
Provision for loan losses	960	199	26.1	2,827	929	48.9

Net interest income after provision for loan losses	2,523	(79)	(3.0)	7,669	(359)	(4.5)
Noninterest income	836	(166)	(16.6)	2,794	(419)	(13.0)
Noninterest expense	3,302	(257)	(7.2)	10,087	(114)	(1.1)

Income (loss) before income taxes	57	12	26.7	376	(664)	(63.8)
Income tax expense (benefit)	(18)	(22)	(550.0)	30	(316)	(91.3)

Net income	75	34	82.9	346	(348)	(50.1)
Preferred stock dividend and accretion of discount	(163)	(4)	2.5	(490)	(22)	4.7

Net income available to common shareholders	$(88)	$30	(25.4)	$(144)	$(370)	(163.7)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2011 was $3.5 million, an increase of $120 thousand or 3.6% when compared to net interest income of $3.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net interest income was $10.5 million, an increase of $570 thousand or 5.7% when compared to net interest income of $9.9 million for the same period in 2010.

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

Interest income decreased $231 thousand or 5.1% for the three months ended September 30, 2011 compared to the same three months of 2010. Interest income decreased $477 thousand or 3.5% for the nine months ended September 30, 2011 compared to the same nine months in 2010. The decreases for the three and nine months ended September 30, 2011 are primarily due to decreases in rates earned on these assets. The yield on average earning assets decreased 30 basis points for the three months ended September 30, 2011 to 5.19% from 5.49% for the same period in 2010. For the first nine months of 2011, the yield on average earning assets decreased 29 basis points to 5.29% compared to 5.58% at September 30, 2010. Management attributes the decrease in the yield on our earning assets to the decline in yields available on investments as well as a slight decline in the offering rates on new loans.

Our average cost of funds during the three months ended September 30, 2011 was 1.11%, a decrease of 47 basis points when compared to 1.58% for the three months ended September 30, 2010. Average rates paid on deposits decreased 50 basis points from 1.60% for the three months ended September 30, 2010 to 1.10% for the three months ended September 30, 2011, while our average cost of borrowed funds increased 21 basis points during the three months ended September 30, 2011 compared to the same period in 2010. Total interest expense decreased $351 thousand or 30.5% during the three months ended September 30, 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities. For the nine months ended September 30, 2011, our cost of funds was 1.21%, a decrease of 48 basis points when compared to 1.69% for the same period in 2010. Average rates on deposits decreased 51 basis points from 1.72% to 1.21% for the first nine months of 2011, while our cost of borrowed funds increased 6 basis points compared to the same period a year ago. Total interest expense decreased $1.0 million or 28.6% during the nine months of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities.

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

Our annualized net interest margin for the three months ended September 30, 2011 was 4.08% compared to 3.91% for the same period in 2010, while our net interest spread increased 13 basis points during the same period. For the nine months ended September 30, 2011, our net interest margin was 4.08% compared to 3.89% for the nine months ended September 30, 2010 while our net interest spread increased 16 basis points.

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

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands).

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Nine Months Ended	Changes from the Prior Year
	September 30, 2011	Amount	%	September 30, 2011	Amount	%

Service charges on deposit accounts	$87	$(76)	(46.6)	$382	$(175)	(31.4)
Gain on sale of securities	—	—	N/A	258	(128)	(33.2)
Mortgage loan origination fees	60	(128)	(68.1)	168	(204)	(54.8)
Investment and insurance commissions	284	36	14.5	759	41	5.7
Fee income from accounts receivable financing	185	(27)	(12.7)	600	(38)	(6.0)
Debit card interchange income	165	36	27.9	459	104	29.3
Income earned on bank owned life insurance	37	(5)	(11.9)	110	(16)	(12.7)
Other service charges and fees	18	(2)	(10.0)	58	(3)	(4.9)

Total noninterest income	$836	$(166)	(16.6)	$2,794	$(419)	(13.0)

Noninterest income decreased $166 thousand or 16.6% to $836 thousand for the three months ended September 30, 2011 compared to $1.0 million for the same period in 2010. For the nine months ended September 30, 2011 noninterest income decreased $419 thousand or 13.0% to $2.8 million compared to $3.2 million for the same period in 2010. The decrease in noninterest income in the three months ended September 30, 2011 is primarily due to decreases from 2010 to 2011 in service charges on deposit accounts and mortgage loan origination fees. The year to date decrease in noninterest income is the result of decreases in the majority of noninterest income categories with the exception of investment and insurance commissions and debit card interchange income. Service charges on deposit accounts decreased $76 thousand and $175 thousand, respectively for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The primary reason for this decline were decreases in non sufficient funds fees due to a greater customer awareness of such fees and regulations regarding such fees that affect the entire banking industry. Gain on sale of securities decreased $128 thousand for the nine months ended September 30, 2011 compared to the same period of 2010. The decline in the nine months ended September 30, 2011 compared to the same period in 2010 was due to a greater gain on sale of securities in 2010 as compared to 2011. Mortgage loan origination fees decreased $128 thousand and $204 thousand, respectively for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The primary reason for the decrease was a decline in mortgage closings from 2010 to 2011 as the overall market for home purchases and refinancing remained relatively weak. Investment and insurance commissions increase $36 thousand and $41 thousand, respectively for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. Fee income from accounts receivable financing decreased $27 thousand and $38 thousand, respectively for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The primary reason for the decrease was lower receivables of existing clients in 2011 as compared to 2010. Debit card interchange income increased $36 thousand and $104 thousand for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The primary reason for the increase was primarily the result of continued emphasis by management in the promotion of a debit card rewards program that caused higher cardholder usage in 2011 as compared to 2010. To a lesser extent, some of the increases were caused by the continued growth of checking accounts at the Bank during the three and nine months ending September 30, 2011 as compared to the same periods in 2010.

Noninterest Expense

Noninterest expense decreased 7.2% for the three months ended September 30, 2011 compared to the same period in 2010, and decreased 1.1% for the nine months ended September 30, 2011 compared to the same period in 2010.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Nine Months Ended	Changes from the Prior Year
	September 30, 2011	Amount	%	September 30, 2011	Amount	%

Salaries	$1,551	$58	3.9	$4,442	$231	5.5
Employee benefits	211	80	(58.0)	577	132	29.7
Employee Stock Ownership Plan	(25)	(375)	(107.1)	—	(650)	(100.0)
Occupancy expense	231	13	6.0	649	(29)	(4.3)
Equipment expense	225	10	4.7	652	18	2.8
Data and items processing	247	17	7.4	691	(33)	(4.6)
Professional and advertising	277	66	31.3	830	35	4.4
Stationary and supplies	89	10	12.7	315	107	51.4
Net loss on sale of foreclosed and repossessed assets	3	3	N/A	257	212	471.1
Expenses of foreclosed and repossessed assets	95	79	493.8	137	45	48.9
Telecommunications expense	54	(2)	(3.6)	164	(9)	(5.2)

FDIC assessment	7	(108)	(93.9)	285	(99)	(25.8)
Accounts receivable financing expense	57	(11)	(16.2)	188	(23)	(10.9)
Total other-than-temporary impairment loss	—	—	N/A	—	(21)	(100.0)

Other expense	280	(97)	(25.7)	900	(30)	(3.2)

Total noninterest expense	$3,302	$(257)	(7.2)	$10,087	$(114)	(1.1)

Salary expense for the three and nine months ended September 30, 2011 increased $58 thousand and $231 thousand, respectively, compared to the same prior year periods. The increases were due to regular salary increases and market adjustments that went into effect for all employees on January 1, 2011, as well as new positions that were added during the nine months ended September 30, 2011.

Employee benefits for the three and nine months ended September 30, 2011 increased $80 thousand and $132 thousand, respectively, over the same prior year periods. The principal reason for this increase were increases in health care premiums for the Bank and its employees that went into effect on June 1, 2011, as well as a higher number of employees during 2011 than 2010.

Employee Stock Ownership Plan expense for the three and nine months ended September 30, 2011 decreased $375 thousand and $650 thousand, respectively, over the same prior year periods. The principal reason for these decreases were that no contributions were made to Employee Stock Ownership Plan accrual in the three and nine months ended September 30, 2011 compared to the same period in 2010.

Occupancy, equipment and data and items processing expenses for the three and nine months ended September 30, 2011 were relatively unchanged compared to the same prior year periods.

Professional and advertising expenses for the three and nine months ended September 30, 2011 increased $66 thousand and $35 thousand, respectively, over the same prior year period. In both the three and nine month periods, increases in marketing and advertising expenses offset by decreases in audit and consulting fees accounted for the net increase.

Stationary and supplies expenses for the three and nine months ended September 30, 2011 increased $10 thousand and $107 thousand, respectively, over the same prior year period. In both the three and nine month periods, greater mailings to customers and prospects accounted for the majority of the increase.

Net loss on sale of foreclosed and repossessed assets for the three and nine months ended September 30, 2011 increased $3 thousand and $212 thousand, respectively, over the same prior year periods. The primary reason was higher write-downs on other real estate during the three and nine months in 2011 when compared to same periods in 2010.

Expenses of foreclosed and repossessed assets for the three and nine months ended September 30, 2011 increased $79 thousand and $45 thousand, respectively, over the same prior year periods. The primary reason was a higher level of carrying expenses in 2011 compared to 2010.

Telecommunications expense for the three and nine months ended September 30, 2011 was relatively unchanged compared to the same prior year periods.

FDIC assessment for the three and nine months ended September 30, 2011 decreased $108 thousand and $99 thousand, respectively, over the same prior year period. The FDIC assessment expense is primarily due to the expensing of a prepaid asset that was established in 2009 when FDIC insured banks were required to pay an estimated three years of FDIC assessments in order to replenish the FDIC insurance fund. The Bank’s assessment was based on an annualized average rate of growth of 5% in the Bank’s deposits during that time. The Bank’s actual rate of growth has been less than 5% which has resulted in a smaller expense than originally projected.

Accounts receivable financing expense for the three and nine months ended September 30, 2011 decreased $11 thousand and $23 thousand, respectively, over the same prior year periods. Most of the decline is attributable to the decline in fee income from accounts receivable financing during over the same periods from 2010 to 2011.

Total other-than-temporary impairment loss in each of the three and nine months ended September 30, 2010 decreased $21 thousand over the same prior year periods. The Company performs quarterly impairment testing on its investment portfolio, and additional impairment losses were recorded in 2010 as a result.

Other expense for the three and nine months ended September 30, 2010 decreased $97 thousand and $30 thousand, respectively, over the same prior year periods. The primary reasons for the decreases were lower deposit and debit card losses and lower training and education expenses.

Income Taxes

Income tax expense for the nine months ended September 30, 2011 decreased $316 thousand over the same period in 2010. The primary reason was a decline in net income before income tax expense from 2010 to 2011, as well as the tax deductibility of interest in 2011 on municipal bonds that were purchased near the end of 2010 and at the beginning of 2011. The tax benefit of the interest on municipal bonds had the effect of lowering the Company’s effective tax rate from 33.3% for the nine months ended September 30, 2010 to 8.0% for the same period in 2011.

Analysis of Financial Condition at September 30, 2011 and December 31, 2010

Loans Receivable

As of September 30, 2011, total loans decreased to $250.3 million, down 2.4% from total loans of $256.5 million at December 31, 2010. The decline in loans in the first nine months of 2011 is the result of our continuing high credit standards as well the lack of small business and consumer loan demand.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At September 30,
	2011	2010
Allowance for loan losses at beginning of period	$4,375	$3,666
Loans charged off:
Real estate - mortgage	(2,012)	(1,382)
Home equity lines of credit	—	—
Commercial and industrial	(781)	(201)
Loans to individuals	(14)	(23)

Total charge-offs	(2,807)	(1,606)

Recoveries:
Real estate - mortgage	123	—
Home equity lines of credit	—	—
Commercial and industrial	1	8
Loans to individuals	15	20

Total recoveries	139	28

Net charge-offs	(2,667)	(1,578)
Provision for loan losses	2,827	1,898

Allowance for loan losses at end of period	$4,534	$3,986

Total loans outstanding at end of period	$250,351	$254,942

Average loans outstanding	$253,821	$252,347

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	1.40%	0.83%
Ratio of allowance for loan losses to loans outstanding at period-end	1.81%	1.56%

At September 30, 2011, our allowance for loan losses as a percentage of loans was 1.81%, up from 1.71% at December 31, 2010 and 1.56% at September 30, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $2.7 million in the first nine months of 2011 increased by $1.1 million when compared to the same period in 2010. Net charge-offs from real estate secured loans were $1.9 million and $1.4 million in 2011 and 2010, respectively. Net charge-offs from commercial and industrial loans was $780 thousand in the first nine months of 2011 compared to $193 thousand during the same period in 2010. Net recoveries from loans to individuals was $1 thousand in the first nine months of 2011, net charge offs from loans to individuals were $3 thousand in the same period in 2010.

	At September 30,
	2011	2010
Allowance for loan losses at beginning of period	$4,375	$3,666
Loans charged off:
Real estate - mortgage	(2,012)	(1,382)
Home equity lines of credit	—	—
Commercial and industrial	(781)	(201)
Loans to individuals	(14)	(23)

Total charge-offs	(2,807)	(1,606)

Recoveries:
Real estate - mortgage	123	—
Home equity lines of credit	—	—
Commercial and industrial	1	8
Loans to individuals	15	20

Total recoveries	139	28

Net charge-offs	(2,667)	(1,578)
Provision for loan losses	2,827	1,898

Allowance for loan losses at end of period	$4,534	$3,986

Total loans outstanding at end of period	$250,351	$254,942

Average loans outstanding	$253,821	$252,347

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	1.40%	0.83%
Ratio of allowance for loan losses to loans outstanding at period-end	1.81%	1.56%

Asset quality remains a top priority for us. For the nine months ended September 30, 2011, annualized net loan charge-offs were 1.40% of average loans compared to annualized net charge-offs of 0.83% for the nine months ended September 30, 2010. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing off and writing down a number of real estate and commercial and industrial loans in the nine months ended September 30, 2011. The allowance for loan losses to loans increased to 1.81% at September 30, 2011 from 1.56% at September 30, 2010, reflecting the increase in our historical loss rate as our charge-offs have increased during the past year. The ratio of our allowance for loan losses to nonperforming loans decreased to 70% as of September 30, 2011 compared to 83% at December 31, 2010. The decrease is the result of our allowance increasing approximately 4% from December 31, 2010 to September 30, 2011 and our nonperforming loans increasing approximately 23% during the same period.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At September 30, 2011, we had loans totaling $15.5 million (which includes $9.8 million in nonperforming loans) which were considered to be impaired compared to $14.3 million at December 31, 2010. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at September 30, 2011.

Analysis of Loans Considered Impaired (Dollars in thousands)

	Number of Loans	Loan Balances Outstanding	Allocated Reserves

Non-accrual loans	12	$5,295	$889
Restructured loans	10	4,772	112

Total nonperforming loans	22	$10,067	$1,011

Other impaired loans with allocated reserves	2	2,293	27
Impaired loans without allocated reserves	1	847	—

Total impaired loans	25	$13,207	$1,038

At September 30, 2011 and December 31, 2010, nonperforming assets were approximately 2.45% and 2.14%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and its effect on several large borrowers of the Bank has contributed to the overall increase in nonperforming assets from year end 2010 to September 30, 2011.

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

Investment Portfolio

Our available-for-sale investment securities totaled $54.0 million at September 30, 2011, compared to $48.3 million at December 31, 2010. The overall increase was due to purchases of securities totaling approximately $15.3 million, repayments and accretion of discount of approximately $7.6 million, sales of approximately $1.9 million, and a decline in the unrealized gain of $24 thousand. Our held-to-maturity investment securities totaled $5.8 million at September 30, 2011 and $7.5 million at December 31, 2010, with the decline between these two periods resulting from principal payments and accretion of a discount of approximately $1.7 million. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges on subinvestment grade securities for the three and nine months ended September 30, 2011. There were impairment charges on subinvestment grade securities for the nine months ended September 30, 2010 of $21 thousand.

Deposits

Deposits increased to $312.4 million, or 4.0% as of September 30, 2011 compared to deposits of $300.3 million at December 31, 2010. Noninterest-bearing deposits increased $5.7 million, or 21.1%, from December 31, 2010 to September 30, 2011, and total interest-bearing deposits increased $6.5 million, or 2.4%, during the same period of time.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at September 30, 2011 and December 31, 2010. At September 30, 2011 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at September 30, 2011.

Long-term debt consists of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $9.0 million on December 31, 2010. There was no long-term debt outstanding as of September 30, 2011, as the Bank repaid these borrowings out of existing liquidity during the three months ended September 30, 2011.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on September 30, 2011 and December 31, 2010.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.60%. The debentures are redeemable on September 17, 2012 or afterwards, in whole or in part, on any December 17, March 17, September 17 or September 17. Redemption is mandatory at September 17, 2037. The Bank guarantees the trust preferred securities through the combined operations of the junior subordinated debentures and other related documents. The Bank’s obligations under the guarantee are unsecured and subordinate to the senior and subordinated indebtedness of the Bank.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first nine months of 2011, the Bank’s brokered and internet generated time deposits decreased $1.4 million to $61.9 million as the Bank chose to raise these funds at lower rates than local time deposits. Of the total brokered deposits of $61.9 million as of September 30, 2011, $38.9 million were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $20.6 million and $18.0 million of advances from the FHLB at September 30, 2011 and December 31, 2010, respectively. At December 31, 2010, we had outstanding FHLB advances totaling $9.0 million, there were no FHLB advances outstanding at September 30, 2011.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2011 and December 31, 2010, we owned 9,570 and 11,987 shares of the FHLB’s $100 par value capital stock, respectively.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at September 30, 2011 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2011, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of September 30, 2011, we had $723 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of September 30, 2011, our total shareholders’ equity was $28.0 million (consisting of common shareholders’ equity of $21.0 million and preferred stock of $7.0 million) compared with total shareholders’ equity of $27.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $21.1 million and preferred stock of $6.8 million).

Common shareholders’ equity decreased by approximately $88 thousand to $21.0 million at September 30, 2011 from $21.1 million at December 31, 2010. We experienced a increase of $15 thousand in accumulated other comprehensive income associated with our available-for-sale securities portfolio, payment of dividends of $290 thousand on preferred shares, and accretion of preferred stock discount of $200 thousand. These decreases were offset by increases due to net income of $346 thousand and an increase in common stock of $61 thousand associated with the issuance of restricted stock and stock options.

The Bank is subject to minimum capital requirements. As the following table indicates, at September 30, 2011, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At September 30, 2011
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.5%	8.0%	10.0%
Tier 1 risk-based capital ratio	12.2%	4.0%	6.0%
Leverage ratio	9.2%	4.0%	5.0%

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2011 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the during the three and nine months ended September 30, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 6.	EXHIBITS

15(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated September 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders September 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders September 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a)	Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xix)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report in Form 8-k filed with the SEC on September 24, 2010.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31)(i)	Certification of Ronald O. Black

Exhibit (31)(ii)	Certification of Thomas W. Wayne

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (101)	The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: November 14, 2011	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 14, 2011	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)