Form 10-K
period 2011-12-31
Oak Ridge Financial Services, Inc.
filed 2012-03-29
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price of common stock as of March 12, 2012 ($3.16), was $4,104,154.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 12, 2012, was as follows:

Class	Number of Shares
Common Stock, no par value	1,808,445

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Registrant to be held on June 7, 2012 (the “Proxy Statement”) are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Revenues are lower than expected;

•	Credit quality deterioration which could cause an increase in the provision for credit losses;

•	Competitive pressure among depository institutions increases significantly;

•	Changes in consumer spending, borrowings and savings habits;

•	Regulatory approval for paying dividends cannot be obtained;

•	Technological changes and security and operations risks associated with the use of technology;

•	The cost of additional capital is more than expected;

•	A change in the interest rate environment reduces interest margins;

•	Asset/liability repricing risks, ineffective hedging and liquidity risks;

•	Counterparty risk;

•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	The effects of the Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	Volatility in the credit or equity markets and its effect on the general economy;

•	Demand for the products or services of the Company and the Bank of Oak Ridge, as well as their ability to attract and retain qualified people;

•	The costs and effects of legal, accounting and regulatory developments and compliance;

•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	The effects of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; and the enactment of further regulations related to this act.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

PART I

ITEM 1 – BUSINESS

General

Oak Ridge Financial Services, Inc. (referred to as the “Company,” “we,” “our” or “us”) is a bank holding company incorporated under the laws of the State of North Carolina and registered under the Bank holding Company Act of 1956, as amended (“BHCA”). The Company was incorporated on March 2, 2007 and became a bank holding company on April 20, 2007.

Bank of Oak Ridge (the “Bank”) was incorporated on April 6, 2000 as a North Carolina chartered commercial bank and opened for business on April 10, 2000. Including its main office, the Bank operates five (5) full service branch offices in Oak Ridge, Summerfield, and Greensboro, North Carolina.

The Company operates for the primary purpose of serving as the holding company for the Bank. The Company’s and the Bank’s headquarters are located at 2211 Oak Ridge Road, Oak Ridge, North Carolina 27310. The telephone number is (336) 644-9944, and its website is www.bankofoakridge.com.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, mortgage services and other associated financial services.

Lending Activities

General. The Bank provides a wide range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. It also makes real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of the commercial loans are collateralized with real estate in the Bank’s market but such collateral is mainly a secondary, and not a primary, source of repayment. The Bank has maintained a balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 39% of the loan balances outstanding at December 31, 2011, while fixed rate loans accounted for 61% of the loan balances at that time.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans, target markets, underwriting and collateral requirements, terms, interest rates and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work.

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

Commitments and Contingent Liabilities

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit. The Bank applies the same credit standards to these commitments as the Bank uses in all of its lending activities and have included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 12 of the “Notes to Consolidated Financial Statements.”

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

Investment Activities

The Bank’s investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a significant percentage of the Bank’s interest income and serves as a necessary source of liquidity and income. Debt and equity securities that will be held for indeterminate periods of time, including securities that the Bank may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as “available-for-sale.” The Bank carries these investments at market value, which it generally determines using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses are excluded from its earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

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

Borrowings

As additional sources of funding, the Bank uses advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) under a line of credit equal to 30% of the Bank’s total assets ($352.2 million at December 31, 2011), subject to satisfactory loans and investments to pledge. There were no outstanding advances at December 31, 2011. Pursuant to collateral agreements with the FHLB, at December 31, 2011 investment securities available-for-sale with a fair value of $4.9 million and by loans with a carrying amount of $29.5 million, which approximates market value, were pledged towards possible loan advances.

The Bank may purchase federal funds through two unsecured federal funds lines of credit consisting of $6 million in the aggregate. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no federal funds purchased as of December 31, 2011.

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

Banking Technology

Because of the level of sophistication of its markets, the Bank commenced operations with a full array of technology available for its customers. The Bank’s customers have the ability to perform on-line and mobile banking and bill paying, access on-line check images, make transfers, initiate wire transfer requests and stop payment orders of checks. The Bank provides its customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks. Through branch image capture technology, the Bank offers same day credit for deposits made prior to 6:00 PM. The Bank also offers branch image capture technology to its commercial customers, which allows them to image and transmit check images and receive same day credit for deposits made prior to 6:00 PM.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”) dated June 30, 2011, there were 147 offices of 22 different commercial banks and one savings bank in Guilford County. Four banks (Wells Fargo, BB&T, Bank of America, and SunTrust) controlled an aggregate of 66 percent of all deposits in Guilford County, while the Bank held a 3.4 percent market share. Thus, the Bank’s market is highly competitive, and customers tend to aggressively “shop” the terms of both their loans and deposits.

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

Employees

At December 31, 2011, the Company and the Bank had 100 full-time employees and 7 part-time employees. The Company, the Bank and their employees are not parties to any collective bargaining agreement, and each of the Company and the Bank considers its relations with its employees to be good.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”): Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of Treasury (the “U.S. Treasury”) Capital Purchase Program (“CPP”), on January 30, 2009, we issued and sold for an aggregate purchase price of $7.7 million (i) 7,700 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and (ii) a warrant to purchase 163,830 shares of the Company’s common stock, no par value, (the “Warrant”) to the U.S. Treasury. The Securities Purchase Agreement, dated January 30, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, restricts the Company, without the prior approval of the U.S. Treasury, from paying dividends, limits the Company’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of the Company to be issued under the Warrant, certain registration rights, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and subsequent regulations issued by the U.S. Treasury.

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

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2011.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2011.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $160 thousand in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three year’s worth of estimated deposit insurance premiums by December 31, 2009. On February 7, 2011, the FDIC adopted a new assessment formula, effective with the second quarter of 2011. The impact of this change in 2011 was approximately $150 thousand.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB. At December 31, 2011, the Bank was in compliance with these requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed August 30, 2010.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2011, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by North Carolina Law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2011, this limit was $4.9 million. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus, or $3.3 million as of December 31, 2011.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection, established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known.

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

Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Although not currently quantifiable, this significant change could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us in the future. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC has instituted two temporary programs, to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), which in 2010 was made permanent, and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

•	The soundness of other financial institutions could adversely affect us.

Since 2008, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

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

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2011, our total commercial real estate loan portfolio excluding owner-occupied commercial real estate loans were below thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. At that same date, our total construction, land and acquisition and development loan portfolio to capital was approximately 123%, which is above the 100% threshold established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2011, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

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

If we are unable to redeem the Series A Preferred Stock we sold to the U.S. Treasury prior to January 16, 2014, the cost of this capital to us will increase from 5.0% per annum (approximately $385,000 annually) to 9.0% per annum (approximately $693,000 annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material adverse affect on our liquidity and on our net income available to holders of our common stock.

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

On December 31, 2011, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

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

The significant federal and state banking regulations that affect us are described under “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of turmoil in the financial services industry, there has been an increase in the regulation of all financial institutions. We cannot predict the effects of such changes on our business and profitability.

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

We receive substantially all of our revenue as dividends from the Bank. As described under “Item 1. Business—Supervision and Regulation,” federal and state regulations limit the amount of dividends that the Bank may pay to us. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on the Series A Preferred Stock we sold to the U.S. Treasury. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

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

The Securities Purchase Agreement between us and the U.S. Treasury provides that prior to the earlier of January 30, 2012, and the date on which all of the shares of Series A Preferred Stock held by the U.S. Treasury have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury:

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

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately     % of the shares of our common stock outstanding as of March 15, 2012 (including the shares issuable upon exercise of the Warrant). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table summarizes certain information about the headquarters of the Company, the Bank’s branch offices in Summerfield and Greensboro, as well as information related to the Company’s administrative offices as of December 31, 2010.

	Office Location	Office Location	Office Location	Office Location
Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Main Office 2211 Oak Ridge Road Oak Ridge, North Carolina	2003	6,800	Building Owned/ Land Leased (1)	Ground lease expires in 2023 with two (2) ten-year renewal options

Summerfield Office 4423 NC Highway 220 North Summerfield, North Carolina	2003	3,300	Leased	Expires in 2023 with four (4) five-year renewal options

Old Operations Center 1684 NC Highway 68 North Oak Ridge, North Carolina	2001	2,800	Owned (2)

Greensboro Office 1597 New Garden Road Greensboro, North Carolina	2005	3,500	Building Owned/ Land Leased	Ground lease expires in 2025 with four (4) five-year renewal options

	Office Location	Office Location	Office Location	Office Location
Office Location	Year Opened	Approximate Square Footage	Owned or Leased	Lease Terms
Irving Park Office 2102 Elm Street, Suite C Greensboro, North Carolina	2006	2,500	Leased	Expires in 2013 with (2) five-year renewal options

Lake Jeanette Office 400 Pisgah Church Road Greensboro, North Carolina	2008	5,800	Owned	N/A

Oak Ridge Wealth Management 328 Market Street East Greensboro, North Carolina	2008	3,780	Leased	Expires in 2013 with (2) five-year renewal options

Headquarters Building 8050 Fogleman Road Oak Ridge, NC 27410	2009	14,000	Owned	N/A

(1)	The Bank leases the 2.04 acres of land underlying the building.
(2)	The Bank owns 1.2 acres of land that formerly occupied the Bank’s operation center. The land is presently for sale.

At December 31, 2011, the total consolidated net book value of the Company’s land, buildings and leasehold improvements totaled approximately $7.8 million. The total net book value of its furniture, fixtures and equipment at December 31, 2011 was approximately $2.1 million. Each of the existing and proposed facilities and locations of the Company and its subsidiaries is considered by management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2011, the Bank had $2.2 million in real estate acquired in settlement of loans.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of March 12, 2012, the Company had approximately 971 shareholders of record.

The following table lists the high and low sales information for the Company’s common stock for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. On March 12, 2012, the last sale of the Company’s common stock quoted on the NASDAQ Capital Market was $3.16 per share.

	Sales Price Range
Quarter	High	Low
2011 First	$5.00	$4.17
Second	$4.69	$3.68
Third	$4.00	$2.25
Fourth	$3.50	$2.37

	Sales Price Range
Quarter	High	Low
2010 First	$5.00	$4.25
Second	$5.89	$4.80
Third	$5.89	$4.20
Fourth	$5.00	$4.10

Equity Compensation Plan Information

The following table presents the number of shares of common stock to be issued upon the exercise of outstanding options as of December 31, 2011, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Bank’s security holders	232,407	$9.68	457,229

Equity compensation plans not approved by the Bank’s security holders	—	N/A	—

Total	232,407	$9.68	457,229

The Company did not repurchase any shares of common stock during the fourth quarter of 2011.

See “ITEM 1. DESCRIPTION OF BUSINESS—Supervision and Regulation” above for regulatory restrictions which limit the ability of the Company and the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends since its inception.

See “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plans information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the years ended December 31, 2011 and 2010. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and the Bank for the years ended December 31, 2011 and 2010. The financial statements presented contain the consolidation of the Company and the Bank only. The Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those described in the forward-looking statements as a result of various factors. This discussion is intended to assist in understanding the Company’s financial condition and results of operations.

Executive Overview

Executive Summary

In 2011, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder’s homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders’, as of December 31, 2011 we have been able to move 17 out of 19 jumbo homes and 16 out of 19 conventional homes out of our builder construction portfolio—either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $1.2 million, and the reduction of our exposure to conventional homes from $4.9 million to $704 thousand. This program can be accessed through our website at www.bankofoakridge.com.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the year ended December 31, 2011, we had a significant shift in our deposit mix as noninterest-bearing and interest-bearing checking accounts increased $3.6 million and $10.1 million, respectively, from year end 2010 to year end 2011, driven by what we believe was a move away from large financial institutions to smaller community banks like ours.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the CPP on January 30, 2009. Of the total $7.7 million CPP funds received, to date $4.3 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $3.3 million in unused capital, which includes approximately $351 thousand in earnings since the Company received the CPP funds, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 13.5% at December 31, 2011, the Bank is well above the minimum 10% requirement to be classified as well-capitalized. If the remaining $3.3 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.7% at December 31, 2011 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth and the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. Although the Company continues to actively explore capital alternatives, management has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP accrual that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in the Bank’s marketplace of every employee as a participant in the ESOP owning a part of the Company.

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

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Net Income

In 2011, our loss available to common stockholders was $289 thousand or $0.16 basic and diluted earnings per share, compared to income available to common stockholders of $105 thousand or $0.06 basic and diluted earnings per share for the year ended December 31, 2010. The decrease in net income is attributable to increases in provisions for loan losses and noninterest expense and decreases in noninterest income, offset by a decrease in noninterest expense and income tax expense.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2011	2010	2009
Return on assets	0.10%	0.21%	0.19%
Return (loss) on equity	(1.85)	2.59	2.41
Shareholders’ equity to assets	7.97	7.97	8.14

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

Our net interest income for the year ended December 31, 2011 was $14.2 million, an increase of $801 thousand or 6.0% when compared to net interest income of $13.3 million for the year ended December 31, 2010. Our net interest margin for 2011 was 4.33% compared to 4.13% for 2010. The increase in our net interest margin is mainly the result of decreased rates paid on our interest bearing liabilities, offset by a decline in yields on interest-earning assets. Our net interest rate spread, on a tax-equivalent basis, for 2011 was 4.19% compared to a 3.97% for 2010.

Total interest income decreased $579 thousand or 3.2% to $17.5 million in 2011 compared to $18.1 million in interest income in 2010. A decrease in the yield on interest-earning assets in 2011 when compared to 2010 resulted in a decline in interest income from 2010 to 2011, but the decline in yield was partially offset by increases in average earning assets of $4.0 million in 2011 when compared to 2010. We funded the increases in interest-earning assets primarily with interest-bearing checking, savings, and money market deposit growth. The yield on average earning assets decreased 24 basis points during 2011 compared to 2010.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense” on page 28 of this Annual Report on Form 10-K. We attribute the majority of the decrease in the yield on our earning assets to a decline in the yield on our taxable investment securities portfolio, which was due to a decline in yields on new investment purchases during the year. To a lesser extent, some of the decline in the total yield on interest-earning assets was caused by new and renewing fixed rate loans originated in a lower interest rate environment.

Our average cost of funds for 2011 was 1.17%, a decrease of 46 basis points when compared to 1.63% for 2010. The average cost on interest bearing deposit accounts decreased 50 basis points from 1.66% paid in 2010 to 1.16% paid in 2011, while our average cost of borrowed funds also increased 18 basis points during 2011 compared to 2010.

Total interest expense decreased $1.4 million or 29.2% to $3.4 million in 2011 from $4.8 million in 2010, primarily the result of decreased market rates paid on Bank certificates of deposit as well as decreases in other interest-bearing deposit accounts. The volume of average interest-bearing deposits increased approximately $986 thousand when comparing 2011 with that of 2010. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $1.3 million and the increase attributable to higher volumes of interest-bearing liabilities was $32 thousand.

Our net interest income for the year ended December 31, 2010 was $13.3 million, an increase of $1.1 million or 9.0% when compared to net interest income of $12.2 million for the year ended December 31, 2009. Our net interest margin for 2010 was 4.13% compared to 3.85% for 2009. The increase in our net interest margin is mainly the result of decreased rates paid on our interest bearing liabilities, offset by a decline in yields on interest-earning assets. Our net interest rate spread, on a tax-equivalent basis, for 2010 was 3.97% compared to 3.68% for 2009. The spread increased by 29 basis points as the decrease in the rates paid on interest-bearing liabilities was 29 basis points more than the change in yields earned on interest-earning assets for the year.

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

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense” on page 28 of this Annual Report on Form 10-K. We attribute the majority of the decrease in the yield on our earning assets to a decline in the yield on our taxable investment securities portfolio, which was due to a decline in yields on new investment purchases during the year. To a lesser extent, some of the decline in the total yield on interest-earning assets was caused by new and renewing fixed rate loans originated in a lower interest rate environment.

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

Net Interest Income and Average Balances (dollars in thousands)

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Federal funds sold and interest bearing bank deposits	$15,917	$69	0.43%	$22,159	$80	0.36%	$6,162	$51	0.83%
Taxable investment, trading securities and restricted equity securities	57,174	2,922	5.11	48,176	3,006	6.24	61,866	4,222	6.82
Loans receivable and loans held for sale(1)(2)	254,039	14,535	5.72	252,800	15,019	5.94	249,264	15,361	6.16

Total interest-earning assets	327,130	17,526	5.36	323,135	18,105	5.60	317,292	19,634	6.19

Non-interest-earning assets	21,985			22,308			26,337

Total assets	$349,115			$345,443			$343,629

Interest-bearing liabilities:
Deposit accounts	$275,087	$3,191	1.16%	$274,101	$4,551	1.66%	$271,718	$6,940	2.55%
Borrowings	13,451	182	1.35	17,256	202	1.17	23,679	488	2.06

Total interest-bearing liabilities	288,538	3,373	1.17	291,357	4,753	1.63	295,397	7,428	2.51

Non-interest-bearing liabilities	32,609			25,849			20,248
Stockholders’ equity	27,968			28,237			27,984

Total liabilities and stockholders’ equity	$349,115			$345,443			$343,629

Net interest income and interest rate spread		$14,153	4.19%		$13,352	3.97%		$12,206	3.68%

Net interest-earning assets and net interest margin(3)	$38,592		4.33%	$31,778		4.13%	$21,895		3.85%

Ratio of interest-earning assets to interest-bearing liabilities			113.38%			110.91%			107.41%

(1)	Average loan balances include nonaccrual loans.
(2)	Deferred loan fees are included in interest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total	Rate	Volume	Total	Rate	Volume
	(dollars in thousands)
Interest income:
Federal funds sold and interest-bearing bank deposits	$(11)	$14	$(25)	$29	$(42)	$71
Taxable investment and restricted equity securities	(84)	(594)	510	(1,216)	(338)	(878)
Loans receivable	(484)	(557)	73	(342)	(557)	215

Total interest income	(579)	(1,137)	558	(1,529)	(937)	(592)

Interest expense:
Deposit accounts	(1,360)	(1,376)	16	(2,389)	(2,449)	60
Borrowings	(20)	28	(48)	(286)	(14)	(272)

Total interest expense	(1,380)	(1,348)	(32)	(2,675)	(2,463)	(212)

Net interest income increase (decrease)	$801	$211	$590	$(1,146)	$1,526	$(380)

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2011 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2011, we had a negative one year cumulative gap of 17.2%. We have interest-earning assets of $172.4 million maturing or repricing within one year and interest-bearing liabilities of $228.9 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2011, savings, NOW and Money Market accounts totaled $137.1 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one year period.

Rate Sensitivity Analysis as of December 31, 2011

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans held for sale	$808	$—	$808	$—	$808
Loans - gross	71,389	70,340	141,729	113,549	255,278
Investment securities at amortized cost	3,979	8,982	12,961	41,560	54,521
Interest bearing deposits	15,100	1,050	16,150	—	16,150
FHLB stock	795	—	795	—	795

Total earning assets	$92,071	$80,372	$172,443	$155,109	$327,552

Percent of total earnings assets	28.1%	24.5%	52.6%	47.4%	100.0%
Cumulative percentage of total earning assets	28.1	52.6	52.6	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$137,064	$—	$137,064	$—	$137,604
Time deposits	26,973	56,599	83,572	52,872	136,444
Long-term obligations	8,248	—	8,248	—	8,248

Total interest-bearing liabilities	$172,285	$56,599	$228,884	$52,872	$282,296

Percent of total interest-bearing liabilities	61.1%	20.1%	81.2%	18.8%	100.0%
Cumulative percent of total interest-bearing liabilities	61.1	81.2	81.2	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	53.4%	142.0%	75.3%	293.4%	116.3%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	53.4%	75.3%	75.3%	116.3%
Interest sensitivity gap	$(80,214)	$23,773	$(56,441)	$102,237	$45,796

Cumulative interest sensitivity gap	(80,214)	(56,441)	(56,441)	45,796	45,796
As a percent of total earnings assets	(24.5)%	(17.2)%	(17.2)%	14.0%	14.0%

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

The Company’s ALCO (Asset Liability Committee) policy has established that interest income sensitivity will be considered acceptable if net interest income does not decline from the flat rate scenario more than 5.0%, 12.0%, 22.0%, and 34.0% in the plus and minus 100, 200, 300 and 400 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2011, the Company’s income simulation model projects that net interest income would increase 2.0%, 3.8%, 5.1% and 6.1% in the plus 100, 200, 300 and 400 basis point change scenarios. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200, 300 and 400 basis point change scenarios relevant at December 31, 2011 due to the current low rate environment.

The ALCO policy also has established that interest income sensitivity will be considered acceptable if economic value of equity does not decline from the flat rate scenario more than 9.0%, 19.0%, 33.0%, and 51.0% in the plus and minus 100, 200, 300 and 400 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2010, the Company’s income simulation model projects that net interest income would increase 4.2%, 5.2%, 2.4% and 5.8% in the plus 100, 200, 300 and 400 basis point change scenarios. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200, 300 and 400 basis point change scenarios relevant at December 31, 2010 due to the current low rate environment.

In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including the sale of a portion of the Company’s available-for-sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for 2011 and 2010.

Noninterest Income

	For the Twelve Months Ended	Changes from the Prior Year		For the Twelve Months Ended
	December 31, 2011	Amount	%	December 31, 2010

Service charges on deposit accounts	$468	$(255)	(35.3)	$723
Gain on sale of securities	463	77	19.9	386
Mortgage loan origination fees	242	(363)	(60.0)	605
Investment and insurance commissions	985	88	9.8	897
Fee income from accounts receivable financing	789	142	21.9	647
Debit card interchange income	624	134	27.3	490
Impairment loss on securities	(48)	(27)	128.6	(21)
Income earned on bank owned life insurance	147	(18)	(10.9)	165
Other service charges and fees	78	(1)	(1.3)	79

Total noninterest income	$3,748	$(223)	(5.6)	$3,971

In 2011 noninterest income decreased $223 thousand or 5.6% to $3.7 million compared to $3.9 million for the same period in 2010 due primarily to the replacement of our automated overdraft program with an ad hoc program on July 1, 2011. Service charges on deposit accounts decreased by $255 thousand or 35.3% due primarily to a decline in overdraft fees mostly as a result of greater consciousness of the fees by our customers. Gain on sale of securities increased $77 thousand or 19.9% due to a low rate environment in 2011 compared to 2010 which resulted in higher market values of securities sold. Mortgage loan origination fees were down by $363 thousand or 60.0% due to lower production and fewer mortgage originators in 2011 compared to 2010 as well as the bank offering an in-house mortgage product after mid 2011. Investment and insurance commissions increased by $88 thousand or 9.8%. The addition of one new licensed financial advisor in 2011 and the maturation of new advisors added in 2009 accounted for the majority of the increase in investment and insurance commissions. Fee income from accounts receivable increased by $142 thousand or 21.9% from 2010 to 2011 as several clients were added by the Bank in this product line in 2011. Debit card interchange income was up by $134 thousand or 27.3% due to a high number of debit cards and increased transactions due to the implementation of a debit cards reward program by the Bank in late 2009. Income earned on bank owned life insurance decreased by $18 thousand or 10.9% due to lower rates in 2011 on the underlying life insurance policies. Other service changes and fees were relatively unchanged in absolute dollar terms from 2010 to 2011.

Noninterest Expense

Noninterest expense decreased $483 thousand or 3.4% to $13.5 million in 2011 compared to $14.0 million in 2010 and noninterest expense increased $2.1 million or 21.1% in 2009 compared to $9.9 million in 2008. The following table presents the components of noninterest expense for 2011 and 2010.

Sources of Noninterest Expense

	For the Twelve Months Ended	Changes from the Prior Year		For the Twelve Months Ended
	December 31, 2011	Amount	%	December 31, 2010

Salaries	$5,975	$266	4.7	$5,709
Employee benefits	818	105	14.7	713
Employee Stock Ownership Plan	—	(900)	(100.0)	900
Occupancy expense	874	(49)	(5.3)	922
Equipment expense	873	(2)	(0.2)	876
Data and items processing	975	22	2.3	953
Professional and advertising	1,176	142	13.7	1,034
Stationary and supplies	402	145	56.4	257
Net loss on sale of foreclosed and repossessed assets	291	119	69.2	172
Expenses of foreclosed and repossessed assets	116	(18)	(13.4)	134
Telecommunications expense	218	(5)	(2.2)	223
FDIC assessment	362	(157)	(30.3)	519
Accounts receivable financing expense	245	(37)	(13.1)	282
Other expense	1,201	(114)	(8.7)	1,315

Total noninterest expense	$13,526	$(483)	(3.4)	$14,009

Salary expense increased $266 thousand or 4.7% in 2011 compared to 2010. The increase is the result of employee additions in the production and support areas of the Bank as well as general cost of living and merit increases. Employee benefits increased $105 thousand or 14.7% in 2011 over the prior year principally due to an increase in employee group insurance as a result of employee additions in 2011 and an increase in supplemental executive retirement plan expense. As of December 31, 2011 we had the equivalent of 105 full-time employees and operated 5 full service banking offices and an office housing our independent wealth management division.

ESOP expense was $900 thousand in 2010 with no ESOP expense in 2011.

Occupancy expense decreased $49 thousand or 5.3% in 2011 primarily due to a decrease in repairs and maintenance expense. This is likely due to decreased use of third party maintenance vendors for repairs due to addition of facilities maintenance position.

Equipment expense was relatively unchanged from 2010 to 2011.

Data and items processing expenses were relatively unchanged from 2010 to 2011.

Professional and advertising expenses, which include audit, legal, consulting and marketing and advertising fees, increased $142 thousand in 2011 compared to the same period of 2010 due to increase marketing to target clients and increased legal fees as a result of problem loan related services.

Stationary and supplies expense increased $145 thousand in 2011 compared to the same period of 2010 resulting primarily from the continued growth in the Bank’s customer base as well as increased mailings targeting potential clients.

Net loss on sale of foreclosed and repossessed assets increased $119 thousand or 6.9% in 2011 compared to 2010 as a result of the Bank’s objective of managing the levels of other real estate by attempting to move real estate at sometimes less than current market values. Expenses of foreclosed and repossessed assets were relatively unchanged from 2010 to 2011.

Telecommunication expenses, which include voice and data communications, were relatively unchanged from 2010 to 2011.

FDIC insurance decreased $157 thousand in 2011 due to the adoption of a new assessment formula by the FDIC, effective in the second quarter of 2011.

Accounts receivable financing expense decreased $37 thousand or 13.1% in 2011 compared to the same period in 2010. The decrease in this expense items was due to a decrease in the fee paid, in relation to the outstanding receivables, to the vendor the bank uses to administer the accounts receivable program.

Other expenses increased $114 thousand or 8.7% in 2011 compared to the same period in 2010. Increases in this area are attributable to increased emphasis on training and education as well as increased loan servicing costs.

Income Taxes

For the years ended December 31, 2011 and 2010, we recorded income tax expense of $35 thousand and $376 thousand, respectively. Our effective tax rate for the years ended December 31, 2011 and 2010 was 8.8% and 33.9%, respectively. The effective rate was significantly lower in 2011 compared to 2010 due to a decrease in the Company’s income before income taxes as well as the Bank’s purchase of municipal securities in late 2010 and throughout 2011, some of which are exempt from Federal, and in some cases, State income taxes.

Analysis of Financial Condition

Average earning assets increased to $327.1 million in 2011, or 1.2%, from $323.1 million in 2010. Earning assets represented 93.7% of total assets during the year ended December 31, 2011, and 93.5% and 92.3% during the years ended December 31, 2010 and 2009, respectively. The mix of average earning assets changed from December 31, 2010 to December 31, 2011, with loans decreasing from 73.2% of total assets in 2010 to 72.8% in 2011, and investment securities increasing from 13.9% of total assets in 2010 to 16.4% in 2011. The shift in earning assets from loans to investments was primarily due to two factors. First, in late 2010 and throughout 2011, management began purchasing longer maturity municipal securities and shorter maturity government agency collateralized mortgage obligations as part of an asset liability strategy. Second, higher than predicted loan charge offs coupled with lower than predicted loan demand caused loans to increase only slightly from 2010 to 2011.

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

Average Asset Mix

	For the Years Ended December 31,
	2011		2010		2009
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
	(dollars in thousands)
Earning assets:
Loans	$254,039	72.8%	$252,800	73.2%	$249,264	72.5%
Investment securities	57,174	16.4	48,176	13.9	61,866	18.0
Federal funds sold and interest-bearing balances	15,917	4.6	22,159	6.4	6,162	1.8

Total earning assets	327,130	93.7	323,135	93.5	317,292	92.3

Nonearning assets:
Cash and due from banks	3,923	1.1	3,977	1.2	8,277	2.4
Property and equipment	10,221	2.9	10,461	3.0	10,508	3.1
Other assets	7,841	2.2	7,870	2.3	7,552	2.2

Total nonearning assets	21,985	6.3	22,308	6.5	26,337	7.7

Total assets	$349,115	100.0%	$345,443	100.0%	$343,629	100.0%

Loans Receivable

As of December 31, 2011, total loans decreased to $255.3 million, down 0.5% from total loans of $256.6 million at December 31, 2010. Real estate construction and land development loans decreased from $46.7 million, or 18.2% of total loans, in 2010 to $41.3 million, or 16.2% of total loans, in 2011. The decrease in construction and development loans was a function of the declining economic conditions during the past two years, as well as a conscious effort by management to decrease the Bank’s exposure to this segment. While management has consciously focused on decreasing its concentration to construction and development loans, it is honoring any commitments to existing credit worthy borrowers. The decline in construction and development loans does not take into account the advances from January 1, 2011 to December 31, 2011 on unfunded or partially funded one-to-four family residential construction loans.

Residential, one-to-four family loans increased from $74.0 million in 2010 to $81.4 million in 2011. The increase in this category was a result of a residential loan program introduced by the bank in mid 2011 that offered loan terms ranging from eight to twenty years. Residential, 5 or more family loans decreased in 2011 from 2010 due primarily to the removal of one large loan relationship secured by an apartment complex targeted primarily to college students. Nonfarm, nonresidential loans decreased $2.9 million from 2010 to 2011 due to a management’s strategy to reduce the Bank’s exposure to commercial real estate as well as weak demand from credit qualified borrowers. Commercial and industrial loans increased from $34.5 million in 2010 to $36.1 million in 2011. The increase in this loan segment was due to a conscious strategy by the Bank to locate and fund more of these loans to decrease its exposure to commercial real estate loans. The Bank’s portfolios of loans secured by farmland and consumer loans remained relatively unchanged from 2010 to 2011.

At December 31, 2011, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 85.0% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $81.4 million or 37.5% of our real estate loans at December 31, 2011. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2011, our ten largest loans accounted for approximately 9.0% of our loans outstanding. As of December 31, 2011 we had outstanding loan commitments of approximately $19.4 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Real estate construction and development	$41,295	$46,687	$55,014	$55,124	$55,588
Secured by farmland	2,876	2,298	1,865	2,105	2,159
Residential, one-to-four families	81,365	74,044	75,378	66,934	52,187
Residential, 5 or more families	6,143	7,821	4,988	4,415	3,379
Other commercial real estate	85,469	88,411	85,414	85,362	12,672

Total real estate	217,148	219,261	222,659	213,940	125,985
Commercial and industrial	36,066	34,478	25,868	28,698	83,085
Consumer	2,124	2,849	2,773	2,910	3,899

Total	$255,338	$256,588	$251,300	$245,548	$212,969

Loan Portfolio Summary, as a percent of total loans

	At December 31,
	2011	2010	2009	2008	2007
Real estate construction and development	16.2%	18.2%	21.9%	22.4%	26.1%
Secured by farmland	1.1	.9	.7	.9	1.0
Residential, one-to-four families	31.9	28.9	30.0	27.2	24.5
Residential, 5 or more families	2.4	3.0	2.0	1.8	1.6
Other commercial real estate	33.5	34.5	34.0	34.8	6.0

Total real estate	85.1	85.5	88.6	87.1	59.2
Commercial and industrial	14.1	13.4	10.3	11.7	39.0
Consumer	.8	1.1	1.1	1.2	1.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Loan Maturity/Repricing Distribution

The following table sets forth the maturity distribution of our loans as of December 31, 2011. A significant majority of our loans maturing after one year reprice at three and five year intervals. Approximately 38.8% of our loan portfolio is comprised of variable rate loans.

	Commercial and Industrial	Real Estate Construction and Development	Others	Total Amount	%
	(dollars in thousands)
Three months or less	$8,608	$18,408	$44,373	$71,389	28.0%
Over 3 months to 12 months	14,359	10,297	45,684	70,340	27.5
Over 1 year to 5 years	12,252	11,709	76,876	100,837	39.5
Over 5 years	847	881	11,044	12,772	5.0

Total loans	$36,066	$41,295	$177,977	$255,338	100.00%

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

Analysis of the Allowance for Loan Losses

	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Allowance for loan losses at beginning of year	$4,375	$3,667	$2,450	$2,120	$1,704
Charge-offs:
Real estate	(3,950)	(1,612)	(609)	(104)	—
Commercial and industrial	(80)	(201)	(782)	(135)	(19)
Loans to individuals	(15)	(28)	(49)	(73)	(35)

Total charge-offs	(4,045)	(1,841)	(1,440)	(312)	(54)

	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Recoveries:
Real estate - mortgage	123	112	—	—	—
Commercial and industrial	—	8	83	9	—
Loans to individuals	16	23	30	30	22

Total recoveries	139	143	113	39	22

Net (charge-offs) recoveries	(3,906)	(1,698)	(1,327)	(273)	(32)
Provision for loan losses charged to operations	3,977	2,406	2,544	603	448

Balance at end of period	$4,446	$4,375	$3,667	$2,450	$2,120

Total loans outstanding at year-end	$255,338	$256,588	$251,300	$245,548	$212,969

Average loans outstanding for the year	$254,039	$252,800	$249,264	$232,351	$182,152

Ratio of net loan charge-offs to average loans outstanding	1.54%	0.67%	0.53%	0.12%	0.02%

Ratio of allowance for loan losses to loans outstanding at period-end	1.74%	1.71%	1.46%	1.00%	1.00%

At December 31, 2011, our allowance for loan losses as a percentage of loans was 1.74%, up from 1.71% at December 31, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. The increase also reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

As of December 31, 2011, we had 142 loans with a current principal balance of $33.8 million on the watch list, compared to 106 loans with a current principal balance of $27.0 million at December 31, 2010. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $4.0 million at December 31, 2011 as compared to $9.2 million at December 31, 2010. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At December 31, 2011 and 2010, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2011 and 2010, we received approximately $113 thousand and $129 thousand, respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status. Foregone interest income related to loans on nonaccrual status were approximately $430 thousand and $621 thousand, during the years ended December 31, 2011 and 2010, respectively.

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

Net charge-offs of $3.9 million in 2011 increased $2.2 million and $2.6 million when compared to 2010 and 2009, respectively. Net charge-offs from real estate secured loans were $3.8 million, $1.5 million, and $609 thousand in 2011, 2010, and 2009, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2011, net loan charge-offs were 1.54% of average loans compared to 0.67% for the year ending December 31, 2010. The ratio of net charge-offs to average loans increased mainly due to the Bank writing-down several large collateral dependent loans and completely charging off other loans deemed to be uncollectible. Declining economic conditions resulted in an increased number of impaired collateral dependent loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.74% at December 31, 2011 from 1.71% at December 31, 2010 mostly reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. The ratio of our allowance for loan losses to nonperforming loans increased to 97% as of December 31, 2011 compared to 83% at December 31, 2010. The change is the result of our allowance increasing approximately 1.6% from 2010 to 2011 and our nonperforming loans decreasing approximately 13% from 2010 to 2011. Commercial and business related real estate secured loans comprise a significant portion of total nonperforming loans. These types of loans are subject to impairment testing, which determines whether the loan should be written down or charged off to its fair value. Therefore, an increase or a decrease in total nonperforming loans should not always correspond equally with a change in the allowance for loan loss.

Allocation of Allowance for Loan Loss

	At December 31,
	2011		2010		2009		2008		2007
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(dollars in thousands)
One-to-four residential first liens	$704	24.83	$1,207	20.22	$911	20.36	$536	17.62	$374	15.40
Real estate construction and development	2,072	16.17	1,970	18.20	1,231	21.89	571	22.45	497	26.10
One-to-four family junior liens	171	7.04	30	8.63	206	9.63	208	9.64	181	9.10
All other real estate secured	1,276	37.02	329	38.41	889	36.73	762	37.42	168	8.60

Total real estate loans	4,223	85.05	3,536	85.46	3,237	88.61	2,077	87.13	1,220	59.20
Commercial and industrial	200	14.12	815	13.44	392	10.29	334	11.68	846	39.00
Consumer	23	0.83	24	1.10	38	1.10	37	1.19	54	1.80
Unallocated	—	—	—	—	—	—	2	—	—	—

Total	$4,446	100.00	$4,375	100.00	$3,667	100.00	$2,450	100.00	$2,120	100.00

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management, however, does consider the allowance for loan losses to be adequate at December 31, 2011.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2011, we had loans totaling $14.1 million (which includes $3.5 million in nonperforming loans) which were considered to be impaired compared to $14.3 million at December 31, 2010. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2011 and 2010.

Analysis of Loans Considered Impaired

	Number	Number	Number
	As of December 31, 2011
	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	10	$3,476	$25
Restructured loans	8	4,591	103

Total nonperforming loans	18	$8,067	$128

Other impaired loans with allocated reserves	2	1,206	246
Impaired loans without allocated reserves	7	4,820	—

Total impaired loans	27	$14,093	$374

	Number	Number	Number
	As of December 31, 2010
	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	11	$4,218	$339
Restructured loans	8	2,345	—

Total nonperforming loans	19	$6,563	$339

Other impaired loans with allocated reserves	7	4,298	968
Impaired loans without allocated reserves	4	3,466	—

Total impaired loans	30	$14,327	$1,307

As of December 31, 2011 there was $1.2 million in other impaired loans with allocated reserves which represent three loans to two building contractors. As of December 31, 2010 there were $4.3 million in other impaired loans with allocated reserves. Of the $4.3 million, $1.3 million of the balances represented lot and acquisition and development loans that had relatively small individual balances. Of the $968 thousand in allocated reserves on other impaired loans without allocated reserves, $462 thousand represented management’s allocated reserve for loan and acquisition loans. Management estimates the risk of default on the individual balances of these loans by utilizing the current credit grade on the underlying loans, and then multiplies the estimated defaulted balance times an estimated loss of 35% to calculate the allocated reserve. In the table above the lot and acquisition and development loans are considered one loan. Management discontinued the use of the method of estimating losses on unimpaired lot and acquisition and development loans in 2011 and now reviews these loans individually for impairment.

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans	$4,607	$5,268	$2,280	$437	$10
Loans past due 90 days or more and still accruing	—	—	484	—	—
Restructured loans	4,980	2,345	1,009	—	—
Foreclosed assets and repossessions	2,216	2,216	1,288	1,508	—

Total	$11,803	$9,829	$5,061	$1,945	$10

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

At December 31, 2011 and 2010, nonperforming assets, loans past due 90 days or more and still accruing, and foreclosed assets and repossessions, were approximately 4.62% and 3.83%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2011 on our interest income was approximately $430 thousand as we would have accrued $655 thousand in interest income versus the $113 thousand recognized.

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

Our available-for-sale investment securities totaled $51.2 million at December 31, 2011, $48.3 million at December 31, 2010 and $47.2 million at December 31, 2009. Our held-to-maturity investment securities totaled $5.2 million at December 31, 2011 and $7.6 million at December 31, 2010. For the most part during 2010, the Bank’s investment portfolio strategy consisted of allowing the existing investment portfolio to runoff with regular principal payment and prepayments. However, the Bank did purchase $17.1 million in investment securities in 2011, which were mostly concentrated in the last three months of the year. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. During the years ended December 31, 2011 and 2010, the Company recorded impairment losses of $48 thousand and $21 thousand, respectively.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2011	Percentage	2010	Percentage	2009	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$2,128	4.2	$2,170	4.5	$2,149	4.5
FNMA or GNMA mortgage-backed securities	16,049	31.3	13,803	28.5	10,704	22.7
Private label mortgage-backed securities	7,839	15.3	14,344	29.7	24,059	51.0
Municipal Securities	12,971	25.3	4,681	10.0	—	—
SBA debentures	11,725	22.9	12,763	26.3	9,772	20.8
Other domestic debt securities	500	1.0	500	1.0	500	1.0

Total securities available-for-sale	$51,212	100.0	$48,261	100.0	$47,184	100.0

Securities held-to-maturity:
Private label mortgage-backed securities	$5,211	100.0	$7,625	100.0	$10,355	100.0

Total securities held-to-maturity	$5,211	100.0	$7,625	100.0	$10,355	100.0

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2011.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$—	$1,021	$—	$1,107	$—	$2,128
	—%	5.33%	—%	3.80%	—%	4.10%
FNMA or GNMA mortgage-backed securities	—	—	2,130	3,979	9,940	16,049
	—	—	4.35%	3.96%	3.19%	3.39%
Private label mortgage-backed securities	—	—	85	7,148	606	7,839
	—	—	7.09%	6.49%	7.70%	7.81%
Municipal securities	—	—	—	3,715	9,256	12,971
	—	—	—	3.74%	3.18%	3.34%
SBA debentures	—	—	—	1,377	10,348	11,725
	—	—	—	4.13%	1.67%	1.83%
Other domestic debt securities	—	—	—	500	—	500
	—	—	—	3.80%	—	3.80%

Total available-for-sale securities	$—	$1,020	$2,215	$17,826	$30,150	$51,212

	—%	5.33%	4.46%	1.45%	5.22%	4.74%

Securities held-to-maturity:
Private label mortgage-backed securities(1)	$—	$—	$—	$—	5,211	$5,211

	—%	—%	—%	—%	7.55%	7.55%

Total held-to-maturity securities	$—	$—	$—	$—	5,211	$5,211

	—%	—%	—%	—%	7.55%	7.55%

Deposits

Deposits increased to $313.9 million, up 4.5% as of December 31, 2011 compared to deposits of $300.3 million at December 31, 2010. Noninterest-bearing deposits increased $3.6 million, or 13.3%, from year end 2010 to year end 2011, while total interest-bearing deposits increased $10.1 million, or 3.7%, over the same period. Interest-bearing checking accounts increased $12.1 million year over year, driven by what we believe was a move by consumers away from large financial institutions to smaller community banks like ours. Money market deposits increased $8.3 million from year end 2010 to year end 2011, savings deposits increased $11.1 million from year end 2010 to year end 2011, and time deposits declined $21.5 million from year end 2010 to year end 2011. The composition of time deposits changed from 2010 to 2011, largely due to a $20.1 million decline in internet generated time deposits due largely to the increase in interest-bearing checking accounts noted above. Time deposits greater than or equal to $100,000 decreased $4.1 million year over year, Time deposits less than $100,000 decreased $9.5 million from year end 2010 to year end 2011, and CDARS deposits decreased by $7.9 million.

The average balance of deposits and interest rates thereon for the years ended December 31, 2011, 2010, and 2009 are summarized below.

Average Deposit Balances and Rates

	For the Years Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest-bearing deposits:
Demand accounts	$75,039	.77%	$40,464	1.36%	$33,403	.88%
Savings and money market	65,906	0.92	64,765	0.98	48,219	1.32
Time deposits	147,574	1.41	168,872	1.99	190,096	3.16

Total interest-bearing deposits	288,519	1.13	274,101	1.66	271,718	2.55
Non-interest-bearing deposits	29,677	—	23,457	—	19,785	—

Total deposits	$318,196	1.03%	$297,558	1.53%	$291,503	2.38%

For the years ended December 31, 2011, 2010 and 2009, our average noninterest-bearing deposits were approximately 9.3%, 7.9% and 6.8%, respectively, of our average total deposits. Increases in demand, non-interest bearing, and savings and money market accounts in 2011 were more than enough to fund our loan growth, even after taking into account the significant decline in time deposit average balances from 2010 to 2011. The decline in time deposits was largely driven by the planned runoff of internet generated time deposits during 2011.

The following table is a maturity schedule of our time deposits as of December 31, 2011.

Time Deposit Maturity Schedule

	At December 31, 2010
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Certificates of deposit:
Less than $100,000	$17,945	$17,507	$18,448	$36,652	$90,552
$100,000 or more	9,027	8,535	11,610	16,420	45,592

Total	$26,972	26,042	$30,058	$53,072	$136,144

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at December 31, 2011 and 2010. At both December 31, 2011 and 2010 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at December 31, 2010.

Long-term debt consists of advances from FHLB with maturities greater than one year. There were no long-term borrowings from the FHLB at December 31, 2011. Our long-term borrowings from the FHLB totaled $9.0 million on December 31, 2010.

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances. There were no FHLB advances at December 31, 2011. At December 31, 2010, outstanding FHLB advances of $9.0 million were classified as long-term debt. The average amount outstanding during 2011 and 2010 was $5.2 million and $9.0 million, respectively. Approximately $29.5 million in first and second lien one-to-four family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2011.

Junior Subordinated Debentures

In 2007, the Company issued $8,248,000 of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 1.60%. The debentures are redeemable on June 17, 2012 or afterwards, in whole or in part, on any December 17, March 17, June 17 or September 17. Redemption is mandatory at June 17, 2037. The Bank guarantees the trust preferred securities through the combined operations of the junior subordinated debentures and other related documents. The Bank’s obligations under the guarantee are unsecured and subordinate to the senior and subordinated indebtedness of the Bank.

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

The following table details the maturities and rates of our borrowings, at December 31, 2011.

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
6/17/2037	8,248,000	2.15%	Junior Subordinated Debentures, Quarterly, next reprice date 3/16/2011

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2011 and 2010, the Bank relied less heavily on time deposits to meet its liquidity needs. The Bank intends to focus on increasing core deposits in order to decrease the amount of wholesale and retail time deposits.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our home equity loan portfolio, provided us the ability to draw up to $18.4 million and $18.0 million of advances from the FHLB at December 31, 2011 and 2010, respectively. There were no borrowings from the FHLB at December 31, 2011. Our borrowings from the FHLB totaled $9.0 million on December 31, 2010.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2011, we owned 7,949 shares of the FHLB’s $100 par value capital stock, compared to 11,987 shares at December 31, 2010. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $6 million available to us at December 31, 2011 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2010, we did not have any advances under these federal funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2011, we had $725 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Stockholders’ Equity

As of December 31, 2011, our total stockholders’ equity was $27.9 million (consisting of common shareholders’ equity of $20.9 million and preferred stock of $7.0 million) compared with total shareholders’ equity of $27.6 million (consisting of common shareholders’ equity of $21.1 million and preferred stock of $6.8 million) as of December 31, 2009. On January 30, 2009, the Company entered into an agreement with the U.S. Treasury. The Company issued and sold to the U.S. Treasury 7,700 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a Warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash, in exchange for the Series A Preferred Stock and the Warrant.

Common stockholders’ equity remained unchanged from December 31, 2010 to December 31, 2011, although there were some changes in the different categories. We experienced net income in 2011 of $363 thousand and a net increase in net unrealized gains on available-for-sale securities and a reclassification adjustment for gains on sales of investment securities included in net income of $13 thousand. We paid dividends of $385 thousand on preferred shares and also had preferred stock accretion of $266 thousand.

The Bank is subject to minimum capital requirements. As the following table indicates, at December 31, 2011, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

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

Recent Accounting Pronouncements

Please refer to Note (1)(T) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Oak Ridge Financial Services, Inc.

Oak Ridge, North Carolina

We have audited the consolidated balance sheets of Oak Ridge Financial Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and comprehensive income and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit included also examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Financial Services, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, PLLC

Galax, Virginia

March 29, 2012

Elliott Davis PLLC | elliottdavis.com

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010

Assets

Cash and due from banks	$5,293	$3,557
Interest-bearing deposits with banks	16,150	10,599

Total cash and cash equivalents	21,443	14,156
Time deposits	1,050	4,260
Securities available-for-sale	51,212	48,261
Securities held-to-maturity (fair values of $5,204 in 2011 and $7,625 in 2010)	5,211	7,534
Federal Home Loan Bank Stock, at cost	795	1,199
Loans held for sale	808	—
Loans, net of allowance for loan losses of $4,446 in 2011 and $4,375 in 2010	250,832	252,111
Property and equipment, net	9,973	10,352
Foreclosed assets	2,216	2,216
Accrued interest receivable	1,554	1,477
Bank owned life insurance	4,939	4,792
Other assets	2,122	2,650

Total assets	$352,155	$349,008

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$30,338	$26,767
Interest-bearing	283,573	273,508

Total deposits	313,911	300,275
Long-term debt	—	9,000
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	119	173
Employee Stock Ownership Plan accrual	—	900
Other liabilities	1,929	2,539

Total liabilities	324,207	321,135

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,075	6,808
Common stock, no par value; 50,000,000 shares authorized; 1,808,445 and 1,792,876 issued and outstanding in 2011 and 2010, respectively	15,925	15,841
Warrant	1,361	1,361
Retained earnings	2,418	2,707
Accumulated other comprehensive income	1,169	1,156

Total stockholders’ equity	27,948	27,873

Total liabilities and stockholders’ equity	$352,155	$349,008

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

(Dollars in thousands except per share data)

	2011	2010
Interest and dividend income
Loans and fees on loans	$14,535	$15,019
Interest on deposits in banks	69	80
Federal Home Loan Bank stock dividends	9	5
Taxable investment securities	2,913	3,001

Total interest and dividend income	17,526	18,105

Interest expense
Deposits	3,191	4,551
Short-term and long-term debt	182	202

Total interest expense	3,373	4,753

Net interest income	14,153	13,352
Provision for loan losses	3,977	2,406

Net interest income after provision for loan losses	10,176	10,946
Noninterest income
Service charges on deposit accounts	468	723
Gain on sale of securities	463	386
Mortgage loan origination fees	242	605
Investment and insurance commissions	985	897
Fee income from accounts receivable financing	789	847
Debit card interchange income	624	490
Impairment loss on securities	(48)	(21)
Income earned on bank owned life insurance	147	165
Other service charges and fees	78	79

Total noninterest income	3,748	4,171

Noninterest expense
Salaries	5,975	5,709
Employee benefits	818	713
Employee Stock Ownership Plan	—	900
Occupancy expense	874	922
Equipment expense	873	876
Data and item processing	975	953
Professional and advertising	1,176	1,034
Stationary and supplies	402	257
Net cost of foreclosed assets	291	172
Expenses of foreclosed and repossessed assets	116	134
Telecommunications expense	218	223
FDIC assessment	362	519
Accounts receivable financing expense	245	282
Other expense	1,201	1,315

Total noninterest expense	13,526	14,009

Income before income taxes	398	1,108
Income tax expense	35	376

Net income	$363	$732

Preferred stock dividends	(385)	(385)
Accretion of discount	(267)	(242)

Income (loss) available to common stockholders	$(289)	$105

Basic earnings (loss) per common share	$(0.16)	$0.06

Diluted earnings (loss) per common share	$(0.16)	$0.06

Basic weighted average shares outstanding	1,808,445	1,792,486

Diluted weighted average shares outstanding	1,808,445	1,792,486

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2011 and 2010

(In thousands except shares of common and preferred stock)

	Preferred stock, Series A	Common Stock		Common stock warrant	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number	Amount
Balance December 31, 2009	$6,566	1,791,474	$15,831	$1,361	$2,602	$1,232		$27,592
Net income					732		$732	732
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $92						179	179	179
Reclassification adjustment for gain on sale of investment securities included in net income, net of tax expense of $131						(255)	(255)	(255)

Total comprehensive income							$656

Preferred stock dividends					(385)			(385)
Stock option expense			7					7
Common stock issued pursuant to restricted stock awards		1,402	3					3
Preferred stock accretion	242				(242)			—
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156		$27,873
Net income					363		$363	363
Net change in unrealized gain on investment securities available-for-sale, net of tax expense of $194						306	306	306
Reclassification adjustment for investment securities included in net income, net of tax expense of $170						(293)	(293)	(293)

Total comprehensive income							$376

Preferred stock dividends					(385)			(385)
Stock option expense			49					49
Common stock issued pursuant to restricted stock awards		15,569	35					35
Preferred stock accretion	267				(267)			—

Balance December 31, 2011	$7,075	1,808,445	$15,925	$1,361	$2,418	$1,169		$27,948

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities
Net income	$363	$732
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	887	901
Provision for loan losses	3,977	2,406
Impairment loss on securities	48	21
Gain on sale of securities	(463)	(386)
Loss on sale of property and equipment	4	8
Income earned on bank owned life insurance	(147)	(165)
Losses and writedowns on foreclosed assets	289	172
Deferred income tax (benefit) expense	486	(874)
Origination of loans held for sale	(808)	—
Restricted and stock option expense	84	10
Net (accretion) amortization of discounts and premiums on securities	(44)	(452)
Changes in assets and liabilities:
Employee Stock Ownership Plan accrual	(900)	900
Income taxes payable	(1,128)	1,144
Accrued income	(77)	(90)
Other assets	795	589
Accrued interest payable	(54)	(122)
Other liabilities	244	166

Net cash provided by operating activities	3,556	4,960

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(17,171)	(15,281)
Sales	3,763	4,719
Maturities and repayments	10,442	10,150
Activity in held-to-maturity securities:
Purchases	—	—
Maturities and repayments	2,375	2,850
Time deposit maturities (purchases)	3,210	(4,260)
Redemptions of Federal Home Loan Bank stock	404	143
Net increase in loans	(4,253)	(9,601)
Purchases of property and equipment	(514)	(497)
Proceeds from sale of property and equipment	2	29
Proceeds from sale of foreclosed assets	1,222	1,667

Net cash used in investing activities	(520)	(10,081)

Cash flows from financing activities
Net increase in deposits	13,636	8,591
Repayment of borrowings	(9,000)	—
Dividends paid on preferred stock	(385)	(385)

Net cash provided by financing activities	4,251	8,206

Net increase in cash and cash equivalents	7,287	3,085
Cash and cash equivalents, beginning	14,156	11,071

Cash and cash equivalents, ending	$21,443	$14,156

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2011 and 2010 (In thousands)

	2011	2010
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$3,427	$4,875

Taxes	$694	$308

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$1,700	$2,933

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

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

(E)	Securities

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

Loans Held-for-Sale - Loans held-for-sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or market determined on an aggregate basis. Gains and losses on sales of loans held-for-sale are included in other non-interest income in the consolidated statements of income (loss). Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.

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

(I)	Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw up to $18.4 million and $18.0 million of advances from the FHLB at December 31, 2011 and 2010, respectively. At December 31, 2011 the company had no outstanding advances and at December 31 2010, the Company had outstanding advances totaling $9.0 million from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2011 and 2010, the Company owned 7,949 and 11,987 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

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

(L)	Long-Term Debt and Junior Subordinated Notes Related to Trust Preferred Securities

Long-term debt consists of advances from FHLB with maturities greater than one year. The company had no long-term borrowing from FHLB at December 31, 2011 and $9.0 million at December 31, 2010. The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Connecticut, of which all common securities are owned by the Company. The Trust is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the Trust are included in other assets.

(M)	Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the plan. The Company paid the amount accrued in 2010 to the Plan in 2011. No contribution was approved to the plan for 2011

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

Advertising costs are expensed as incurred and totaled $413 thousand and $320 thousand for the years end December 31, 2011 and 2010, respectively.

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

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expired on April 24, 2011. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100 percent of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

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

The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

In computing diluted net income (loss) per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income (loss) per share for the Company. As of December 31, 2011 the warrant, covering approximately 164,000 shares, issued to the U.S. Treasury Department was not included in the computation of diluted net income (loss) per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At December 31, 2011 and 2010, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings (loss) per share. The number of antidilutive shares totaled 232,190 and 320,708 at December 31, 2011 and 2010, respectively.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share.

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income (loss) per share	$(289)	1,808,445	$(0.16)

Effect of dilutive securities	—	—

Diluted net income (loss) per share	$(289)	1,808,445	$(0.16)

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$105	1,792,486	$0.06

Effect of dilutive securities	—	—

Diluted net income per share	$105	1,792,486	$0.06

(R)	Risks and Uncertainties

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

The following is a summary of recent authoritative pronouncements:

Disclosures about Troubled Debt Restructurings (“TDRs”) required by Accounting Standards Update (“ASU”) 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,029	$99	$—	$2,128
FNMA or GNMA mortgage-backed securities	15,703	488	(142)	16,039
Private label mortgage-backed securities	7,582	278	(21)	7,859
Municipal securities	12,292	679	—	12,971
SBA debentures	11,204	521	—	11,725
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$49,310	$2,065	$(163)	$51,212

Held-to-maturity
Private label mortgage-backed securities	5,211	288	(295)	5,204

Total securities	$5,211	$288	$(295)	$5,204

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,034	$136	$—	$2,170
FNMA or GNMA mortgage-backed securities	13,324	479	—	13,803
Private label mortgage-backed securities	13,199	1,145	—	14,344
Municipal securities	4,681	—	—	4,681
SBA debentures	12,640	192	(69)	12,763
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$46,378	$1,952	$(69)	$48,261

Held-to-maturity
Private label mortgage-backed securities	7,534	248	(157)	7,625

Total securities held-to-maturity	$7,534	$248	$(157)	$7,625

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. In 2011 and 2010, the Bank recorded impairment charges of $48 thousand and $21 thousand, respectively, on two different private label securities.

The Bank had approximately $795 thousand and $1.2 million at December 31, 2011 and 2010, respectively, of investments in stock of the FHLB, which is carried at cost. On November 3, 2011, FHLB paid a dividend for the third quarter of 2011 based on an annualized dividend rate of 0.80%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2011. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $3.8 million and $4.3 million at December 31, 2011 and 2010 were pledged as collateral on public deposits or for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 follows (dollars in thousands):

	December 31,
	2011	2010
Realized gains	$463	$386
Realized losses	—	—

	$463	$386

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at December 31, 2010 and 2009. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 (dollars in thousands).

	$9,995	$9,995	$9,995	$9,995	$9,995	$9,995
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011
Available-for-sale
FNMA mortgage-backed securities	$4,196	$(83)	$2,632	$(58)	$6,828	$(142)
Private label mortgage-backed securities	3,167	(21)	—	—	3,167	(21)

Total temporarily impaired securities	$7,363	$(104)	$2,632	$(58)	$9,995	$(163)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$1,835	$(295)	$1,835	$(295)

Total temporarily impaired securities	$—	$—	$1,835	$(295)	$1,835	$(295)

	$9,995	$9,995	$9,995	$9,995	$9,995	$9,995
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2010
Available-for-sale
SBA debentures	$4,179	$(69)	$—	$—	$4,179	$(69)

Total temporarily impaired securities	$4,179	$(69)	$—	$—	$4,179	$(69)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$2,413	$(157)	$2,413	$(157)

Total temporarily impaired securities	$—	$—	$2,413	$(157)	$2,413	$(157)

At December 31, 2011, the unrealized losses in the available-for-sale portfolio relate to five Federal National Mortgage Association (“FNMA”) mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. In the held-to-maturity portfolio there are two held-to-maturity mortgage-backed securities with credit ratings of B. The private label held-to-maturity securities are rated Caa2 by Moody’s as of December 31, 2011. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect over the life of these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. The most recent impairment testing performed as of December 31, 2011 indicated that projected principal repayments on both securities were in excess of their recorded values on that same date. As of December 31, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

At December 31, 2010, the unrealized losses related to one SBA available-for-sale debenture and two private label held-to-maturity mortgage-backed-securities. The SBA debenture is fully guaranteed by the United States Treasury, and the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The two private label held-to-maturity securities were rated Caa2 by Moody’s as of December 31, 2010.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at December 31, 2010 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$998	$1,020	$—	$—
Due after one year through five years	3,249	3,322	—	—
Due after five years through ten years	15,911	16,719	—	—
Due after ten years	29,152	30,151	5,211	5,204

	$49,310	$51,212	$5,211	$5,204

3.	LOANS

The major components of loans on the balance sheet at December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31,
	2011	2010
Commercial	$36,066	$34,478
Real estate:
Real estate construction and development	41,295	46,687
Residential, one-to-four families	81,365	74,044
Residential, 5 or more families	6,143	7,821
Other commercial real estate	85,469	88,411
Agricultural	2,876	2,298
Consumer	2,124	2,849

	255,338	256,588
Deferred loan origination fees, net of costs	(60)	(102)
Allowance for loan losses	(4,446)	(4,375)

	$250,832	$252,111

At December 31, 2011, the recorded investment in loans that are considered to be impaired is $14.1 million; of this total, $1.6 million had an allowance for loan losses allocated to these loans in the amount $374 thousand. At December 31, 2011 $3.2 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $1.8 million and therefore did not require allocated reserves. At December 31, 2010, the recorded investment in loans that are considered to be impaired is $14.3 million; of this total, $8.5 million had an allowance for loan losses allocated to these loans in the amount $1.3 million. At December 31, 2010, $161 thousand of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $180 thousand and therefore did not require allocated reserves.

The Company is not committed to advance additional funds in connection with impaired loans.

Nonaccrual loans were $4.6 million and $5.3 million at December 31, 2011 and 2010, respectively. There were no loans past due ninety days or more and still accruing at December 31, 2011 and 2010.

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

Loans of approximately $29.5 million at December 31, 2010 are pledged as eligible collateral for FHLB advances.

4.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the years ended December 31, 2011 and 2010 (dollars in thousands):

For the year ended December 31, 2011 (dollars in thousands):

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$4,375
Charge-offs	(80)	(1,986)	(511)	(496)	(957)	—	(15)	(4,045)
Recoveries	—	123	—	—	—	—	16	139
Provision	(535)	1,965	149	756	1,641	3	(2)	3,977

Ending balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446

For the year ended December 31, 2010 (dollars in thousands):

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$402	$1,490	$1,123	$—	$615	$—	$37	$3,667
Charge-offs	(201)	(947)	(665)	—	—	—	(28)	(1,841)
Recoveries	8	—	112	—	—	—	23	143
Provision	606	1,427	667	120	(407)	1	(8)	2,406

Ending balance	$815	$1,970	$1,237	$120	$208	$1	$24	$4,375

The following tables list the loan grades utilized by the Company that serve as credit quality indicators. Loans graded as pass are generally loans that require either minimal or no supervision by the Bank and are supported by either or both the borrower(s) and guarantor(s) debt capacity and liquidity. Loans graded special mention are generally characterized by negative conditions, that if not remedied, will be inadequate to protect the Bank’s credit position at some future date. Loans graded as substandard are those where the Bank is inadequately protected by sound net worth and paying capacity of the borrower(s) and guarantor(s). The total balance does not include the undisbursed portion of construction loans in process for loans graded Pass.

As of December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total

Commercial	$32,467	$1,957	$1,642	$36,066
Real estate construction and development	28,969	8,283	4,043	41,295
Residential, one-to-four families	76,638	2,829	1,898	81,365
Residential, 5 or more families	4,502	848	793	6,143
Other commercial real estate	73,999	4,846	6,624	85,469
Agricultural	2,876	—	—	2,876
Consumer	2,111	13	—	2,124

Total	$221,562	$18,776	$15,000	$255,338

As of December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total

Commercial	$33,646	$408	$424	$34,478
Real estate construction and development	31,744	11,395	3,548	46,687
Residential, one-to-four families	69,180	3,934	930	74,044
Residential, 5 or more families	2,556	2,175	3,090	7,821
Other commercial real estate	80,060	5,772	2,579	88,411
Agricultural	2,298	—	—	2,298
Consumer	2,827	14	8	2,849

Total	$222,311	$23,698	$10,579	$256,588

The following table summarizes the past due loans by category as of December 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$15	$70	$85	$35,979	$36,066	$—
Real estate construction and development	816	690	1,506	39,789	41,295	—
Residential, one-to-four families	1,620	754	2,374	78,989	81,365	—
Residential, 5 or more families	—	793	793	5,352	6,143	—
Other commercial real estate	1,515	2,300	3,815	81,656	85,469	—
Agricultural	—	—	—	2,876	2,876	—
Consumer	13	—	13	2,111	2,124	—

Total	$3,979	$4,607	$8,586	$246,752	$255,338	$—

The following table summarizes the past due loans by category as of December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$59	$265	$324	$34,154	$34,478	$—
Real estate construction and development	2,823	2,102	4,925	41,762	46,687	—
Residential, one-to-four families	1,582	566	2,148	71,896	74,044	—
Residential, 5 or more families	1,296	1,439	2,735	5,086	7,821	—
Other commercial real estate	3,386	888	4,274	84,137	88,411	—
Agricultural	—	—	—	2,298	2,298	—
Consumer	21	8	29	2,820	2,849	—

Total	$9,167	$5,268	$14,435	$242,153	$256,588	$—

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$—	$200	$200	$1,275	$34,789	$36,066
Real estate construction and development	301	1,771	2,072	4,583	36,712	41,295
Residential, one-to-four families	1	874	875	1,230	80,133	81,365
Residential, 5 or more families	—	380	380	765	5,380	6,143
Other commercial real estate	72	820	892	6,240	79,231	85,469
Agricultural	—	4	4	—	2,876	2,876
Consumer	—	23	23	—	2,124	2,124

Total	$374	$4,072	$4,446	$14,093	$241,245	$255,338

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2010 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$64	$796	$860	$99	$34,379	$34,478
Real estate construction and development	977	857	1,834	6,425	40,262	46,687
Residential, one-to-four families	123	1,185	1,308	939	73,105	74,044
Residential, 5 or more families	97	30	127	2,734	5,087	7,821
Other commercial real estate	46	174	220	4,131	84,280	88,411
Agricultural	—	1	1	—	2,298	2,298
Consumer	—	25	25	—	2,849	2,849

Total	$1,307	$3,068	$4,375	$14,328	$242,260	$256,588

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

The following table presents impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,275	$1,275	$—
Real estate construction and development	3,227	3,988	—
Residential, one-to-four families	1,206	1,206	—
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,017	6,547	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$12,490	$14,305	$—

With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	1,355	1,355	301
Residential, one-to-four families	24	24	1
Residential, 5 or more families	—	—	—
Other commercial real estate	223	223	72
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$1,602	$1,602	$374

Total
Commercial	$1,275	$1,275	$—
Real estate construction and development	4,583	5,343	301
Residential, one-to-four families	1,230	1,230	1
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,240	6,770	72

Total impaired loans	$14,093	$15,907	$374

The following table presents impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	3,136	3,255	—
Residential, one-to-four families	372	372	—
Residential, 5 or more families	1,881	1,881	—
Other commercial real estate	3,452	3,453	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$8,841	$8,961	$—

With an allowance recorded:
Commercial	$99	$159	$64
Real estate construction and development	3,290	3,290	977
Residential, one-to-four families	566	566	123
Residential, 5 or more families	853	853	97
Other commercial real estate	678	678	46
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$5,486	$5,546	$1,307

Total
Commercial	$99	$159	$64
Real estate construction and development	6,426	6,545	977
Residential, one-to-four families	938	938	123
Residential, 5 or more families	2,734	2,734	97
Other commercial real estate	4,130	4,131	46

Total impaired loans	$14,327	$14,507	$1,307

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2011 was $15.0 million. For the year ended December 31, 2011, the Company recognized approximately $674,000 of interest income on impaired loans.

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2010 was $12.1 million. For the year ended December 31, 2010, the Company recognized approximately $477,000 of interest income on impaired loans.

5.	TROUBLED DEBT RESTRUCTURINGS

The total amount of troubled debt restructured loans outstanding as of December 31, 2011 and 2010 were $6.1 million and $2.3 million, respectively. Related reserves were $253 thousand as of December 31, 2011. Approximately $4.8 million of troubled debt restructured loans are accruing interest as of December 31, 2011, as these loans have sufficient evidence of paying according to the new restructured terms. The predominant type of concession granted on troubled debt restructurings are either a longer amortization period on a temporary basis or allowing the borrower to make interest only payments on a temporary basis.

In April 2011, the FASB issued guidance regarding “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibiting creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adding factors for creditors to use in determining whether a borrower is experiencing financial difficulties.

The following table includes the recorded investment and number of modifications for troubled debt restructured loans for the year ended December 31, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Year ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjustment to Reserves as a Result of the Restructuring
Extended payment terms:
Commercial	1	$151	$151	$—
Real estate construction and development	2	2,124	2,202	—
Residential, one-to-four families	1	13	391	—
Other commercial real estate	3	2,184	3,793	—

	7	$4,472	$4,472	$—

During the year ended December 31, 2011 there were no loans in default that had been previously restructured. Restructured loans are deemed to be in default if payments in accordance with the modified terms are not received within ninety days of the payment due date.

6.	BANK PREMISES AND EQUIPMENT

Components of property and equipment and total accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2011	2010
Land, buildings and improvements	$9,139	$9,139
Furniture and equipment	5,737	5,240

Property and equipment, total	14,876	14,379
Less accumulated depreciation	(4,903)	(4,027)

Property and equipment, net of depreciation	$9,973	$10,352

Depreciation expense for the years ended December 31, 2011 and 2010 was $887,000 and $901,000, respectively.

6.	BANK PREMISES AND EQUIPMENT, CONTINUED

Leases

The Company has non-cancelable operating leases for four branch locations and one administrative office. These lease agreements have terms ranging from 5 to 20 years and will expire between 2013 and 2025. Most of them have options to terminate the lease without penalty at specific intervals ranging from 3 to 5 years. Rent expense related to these leases was $403,000 and $393,000 for the years ended December 31, 2011 and 2010, respectively. Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2011, the schedule of future minimum rent payments is as follows: (dollars in thousands)

2012	398
2013	352
2014	308
2015	316
2016	323
Thereafter	2,393

$4,090

7.	INCOME TAXES

Current and Deferred Income Tax Components

The components of income tax expense (benefit) for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010
Current
Federal	$(374)	$999
State	(78)	202

	(452)	1,201

Deferred
Federal	396	(692)
State	87	(135)
Deferred tax asset valuation change	4	2

Deferred taxes	487	(825)

Net income tax expense	$35	$376

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate included in the statement of operations for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	2011	2010
Tax at statutory federal rate	$135	$377
Income from bank owned life insurance	(50)	(56)
Tax-exempt income	(68)	(2)
State taxes, net of federal benefit	6	44
Deferred tax asset valuation allowance change	4	2
Other	8	11

Total	$35	$376

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	2011	2010
Deferred tax assets
Allowance for loan losses	$1,382	$1,606
Accrued compensation	481	387
State carryforwards	31	27
Other real estate owned	156	96
Unrealized loss on investment securities	68	58
Post retirement benefit obligation	112	106
Stock Compensation	34	—

Total deferred tax assets	2,264	2,280
Valuation allowance	(31)	(27)

Deferred tax asset	2,233	2,253

Deferred tax liabilities
Accretion of bond discount	(518)	—
Depreciation	(712)	(747)
Deferred loan fees	(23)	(39)
Unrealized appreciation on available-for-sale securities	(733)	(726)

Total deferred tax liabilities	(1,986)	(1,512)

Net deferred tax asset (liability)	$247	$741

At December 31, 2011 and 2010 the Company had net loss carry-forwards for state income tax purposes of approximately $672,000 and $594,000 respectively. The state net loss carry-forwards begin to expire in 2022. Utilization of state net loss carry-forwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income of the appropriate type and character prior to expiration. Accordingly, the Company has established a deferred tax valuation allowance to offset state net loss carry-forwards. For the years ended December 31, 2011 and 2010, the valuation allowance increased $4,000 and $2,000 respectively.

Unrecognized Tax Benefits

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

There have been no gross amounts of unrecognized tax benefits, interest or penalties related to uncertain tax positions since adoption. There are no unrecognized tax benefits that would, if recognized, affect the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Subsequent to December 31, 2010, an examination of the Company’s federal income tax returns for 2007, 2008, and 2009 was completed with no significant adjustments. Years prior to December 31, 2008 are closed for federal, state and local income tax matters.

8.	BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	2011	WAR	2010	WAR
Advances from FHLB	$—	—%	$—	—%

Total short-term borrowings	—	—	—	—

Advances from FHLB	—	—	9,000	0.33

Total long-term obligations	—	—	9,000	0.33

Total borrowed funds	$—	—%	$9,000	0.33%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first and second mortgage loans. The eligible residential one-to-four family first and second mortgage loans as of December 31, 2011, were $29.5 million. This agreement with the FHLB provides for a line of credit up to 30% of the Bank’s assets, subject to the Bank providing adequate collateral to secure the borrowings. In addition, the Bank had investments with a market value of $4.9 million held in safekeeping that the Bank can provide as collateral for borrowings. The maximum month end balances were $9.0 million and $9.0 million during the years ended December 31, 2011 and 2010, respectively.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $6.0 million and are subject to cancellation without notice.

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

9.	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company paid $168,000 and $140,000 during the years ended December 31, 2011 and 2010, respectively.

Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the Plan. The Company contributed the amount accrued in 2010 to the Plan in 2011.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependant care or health care. Expenses of the plan were $517,000 and $443,000 for the years ended December 31, 2011 and 2010, respectively.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $4.9 million at December 31, 2011, and $4.8 million at December 31, 2010.

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6%. The liability accrued for this obligation was $1.5 million at both December 31, 2011 and 2010, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability. The Company funded the supplemental executive retirement plan through the purchase of bank-owned life insurance (“BOLI”) during 2003 and 2004 with initial investments of $1.9 million and $1.8 million, respectively. The corresponding cash surrender values of BOLI policies as of December 31, 2011 and 2010 was $4.9 million and $4.8 million, respectively.

Stock Option Plans

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expired on April 24, 2011. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2006, the Company adopted the Long-Term Stock Incentive Plan. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards.

Compensation cost charged to income for the years ended December 31, 2011 and 2010 were approximately $85 thousand and $7 thousand, respectively.

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

A summary of the status of stock options as of December 31, 2011 and 2010, and changes during the years then ended, is presented below:

	2011		2010
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	320,708	$9.44	347,483	$9.86
Granted	—	—	25,500	4.82
Expired	(88,281)	8.80	—	—
Forfeited	—	—	(52,275)	10.00

Options outstanding, end of year	232,427	$9.68	320,708	$9.44

Information regarding the stock options outstanding at December 31, 2011 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50	25,500	8.67 Years	$4.82	$—
$ 10.00-10.39	120,031	2.67 Years	$10.00	—
$ 10.40-11.20	86,896	2.42 Years	$10.68	—

	232,427	3.23 Years	$9.68	$—

Information regarding the stock options outstanding and exercisable at December 31, 2010 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50-8.79	25,500	9.67 Years	$4.82	$—
$ 8.80-9.99	88,281	0.33 Years	$8.80	$—
$ 10.00-10.39	119,794	3.67 Years	$10.00	—
$ 10.40-11.20	87,133	3.42 Years	$10.68	—

	320,708	3.12 Years	$9.44	$—

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2011	2010
Weighted average fair value of options granted during the year	n/a	$2.85
Assumptions:
Average risk free interest rate	n/a	1.87%
Average expected volatility	n/a	61.46%
Expected dividend rate	n/a	0.00%
Expected life in years	n/a	7.80

Options of 19,100 shares vested in 2011. No options vested during 2010.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

Stock Options
(Dollars in thousands)
2012	30
2013	13
2014	5
2015	3
2016	—

Total	$51

In 2011 and 2010, the Company granted 13,096 and 4,175 shares of restricted stock, respectively. The shares have a two year vesting period.

10.	DEPOSITS

At December 31, 2011 and 2010 certificates of deposit of $100,000 or more amounted to approximately $45.6 million and $49.7 million, respectively. At December 31, 2011, the scheduled maturities of time deposits are as follows: (dollars in thousands)

Three months or less	$26,972
Four months to one year	56,601
Two to three years	41,592
Three to four years	—
Four to five years	10,979
Thereafter	—

$136,144

Brokered deposits were $36.0 million and $43.8 million as of December 31, 2011 and 2010, respectively.

11.	RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were $3,705,000 and $227,000 at December 31, 2011 and 2010, respectively.

12.	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $23.3 million and standby letters of credit of $877,000 at December 31, 2011.

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

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$21,443	$21,443	$14,156	$14,156
Time deposits	1,050	1,050	4,260	4,260
Securities, available-for-sale	51,212	51,212	48,261	48,261
Securities, held-to-maturity	5,211	5,204	7,534	7,625
Federal Home Loan Bank Stock	795	795	1,199	1,199
Loans held for sale	808	808	—	—
Loans, net of allowance for loan losses	250,832	254,148	252,111	253,294
Bank owned life insurance	4,939	4,939	4,792	4,792

Financial liabilities
Deposits	313,911	318,708	300,275	297,603
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248
Long-term debt	—	—	9,000	9,000

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,128	$—	$2,128	$—
FNMA or GNMA mortgage-backed securities	16,049	—	16,049	—
Private label mortgage-backed securities	7,598	—	7,598	—
Municipal securities	13,212	1,914	11,298	—
SBA debentures	11,725	—	11,725	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$51,212	$1,914	$48,798	$500

Total assets at fair value	$51,212	$1,914	$48,798	$500

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,170	$—	$2,170	$—
FNMA or GNMA mortgage-backed securities	13,803	6,348	7,455	—
Private label mortgage-backed securities	14,344	—	14,344	—
Municipal securities	4,681	4,681	—	—
SBA debentures	12,763	—	12,763	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$48,261	$11,029	$36,732	$500

Total assets at fair value	$48,261	$11,029	$36,732	$500

Assets recorded at fair value on a nonrecurring basis

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$702	$—	$—	$702
Land and acquisition and development loans	653	—	—	653
Closed-end first lien loans secured by one-to-four family residential properties	24	—	—	24
Secured by nonfarm nonresidential properties	223	—	—	223

Impaired loans receivable	1,602	—	—	1,602
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$3,818	$—	$—	$3,818

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$951	$—	$—	$951
Land and acquisition and development loans	1,362	—	—	1,362
Revolving, open-end loans secured by one-to-four family residential properties	—	—	—	—
Closed-end first lien loans secured by one-to-four family residential properties	443	—	—	443
Commercial and industrial loans	35	—	—	35
Secured by multifamily (5 or more) residential properties	757	—	—	757
Secured by nonfarm nonresidential properties	632	—	—	632

Impaired loans receivable	4,180	—	—	4,180
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$6,396	$—	$—	$6,396

Total liabilities at fair value	$—	$—	$—	$—

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2011 and 2010.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2011	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2010	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, December 31, 2010	$500

14.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require Oak Ridge and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011, that the Bank and Oak Ridge meet all capital adequacy requirements to which they are subject.

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

The Bank’s and Oak Ridge’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital
(to Risk-Weighted Assets)
Oak Ridge	$38,014	14.7%	$20,688	8.0%	n/a	n/a
Bank	$34,640	13.5%	$20,681	8.0%	$25,851	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Oak Ridge	$33,347	12.9%	$10,647	4.0%	n/a	n/a
Bank	$31,405	12.2%	$10,296	4.0%	$15,445	6.0%
Tier I Capital
(to Average Assets)
Oak Ridge	$33,347	9.5%	$14,041	4.0%	n/a	n/a
Bank	$31,405	8.0%	$13,958	4.0%	$17,447	5.0%

December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Oak Ridge	$38,045	14.3%	$21,284	8.0%	n/a	n/a
Bank	$31,277	11.8%	$21,205	8.0%	$26,506	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Oak Ridge	$33,353	12.6%	$10,588	4.0%	n/a	n/a
Bank	$27,949	10.5%	$10,647	4.0%	$15,971	6.0%
Tier I Capital
(to Average Assets)
Oak Ridge	$33,353	9.5%	$14,044	4.0%	n/a	n/a
Bank	$27,949	8.0%	$13,974	4.0%	$17,468	5.0%

15.	OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY)

Condensed financial information for Oak Ridge is as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	December 31,
	2011	2010
Assets
Cash	$3,344	$6,762
Investment in subsidiary	32,574	29,106
Other assets	287	260

Total assets	$36,205	$36,128

Liabilities and Stockholders’ Equity
Accrued interest payable	$8	$7
Junior subordinated notes related to trust preferred securities	8,248	8,248

Total liabilities	8,256	8,255

Commitments and contingencies	—	—
Total stockholders’ equity	27,949	27,873

Total liabilities and stockholders’ equity	$36,205	$36,128

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	For the Year ended
	2011	2010
Dividends from bank subsidiary	$545	$548
Interest income	87	119
Equity in undistributed income (loss) of subsidiary	(130)	216
Dividend income	—	5
Interest expense	(165)	(170)
Other expense	—	(2)
Income tax benefit	26	16

Net income	$363	$732

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Year ended
	2011	2010
OPERATING ACTIVITIES:
Net income	$363	$732
Equity in earnings (loss) of subsidiary	130	(216)
Stock option expense	—	10
Net change in other assets and other liabilities	(26)	(14)

Net cash provided by operating activities	467	512

INVESTING ACTIVITIES:
Investment in subsidiary	(3,500)	(10)

Net cash used by investing activities	(3,500)	(10)

FINANCING ACTIVITIES:
Payment of dividends on preferred stock	(385)	(385)

Net cash provided (used) in financing activities	(385)	(385)

Net change in cash	(3,418)	117
Cash and cash equivalents, beginning	6,762	6,645

Cash and cash equivalents, ending	$3,344	$6,762

16.	RELATED PARTY TRANSACTIONS

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

Loans at December 31, 2011 and 2010 include loans to officers and directors and their associates totaling approximately $3.8 million and $3.2 million, respectively. During 2011, approximately $1.5 million in loans were disbursed to officers, directors and their associates and principal repayments of approximately $921 thousand were received on such loans.

17.	U.S. TREASURY’S TROUBLED ASSET RELIEF PROGRAM (TARP) CAPITAL PURCHASE PROGRAM

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

Stockholder Information

Annual Meeting

The Annual Meeting of Shareholders will be held on June 7, 2012 at 7 PM at the Corporate Center for Oak Ridge Financial Services, Inc. located at 8050 Fogleman Road, Oak Ridge, NC 27310.

Requests for Information

Requests for information should be directed to Mr. Ronald O. Black, President and CEO, or Mr. Thomas W. Wayne, CFO, at Oak Ridge Financial Services Inc., P.O. Box 2, Oak Ridge, North Carolina, 27310; telephone (336) 644-9944.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO each concluded that as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Directors and Executive Officers—The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal I—Election of Directors–Nominees” and “Proposal I—Election of Directors–Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference.

(b) The information required by this Item regarding the Company’s Audit Committee is set forth under the section captioned “—Audit Committee” and “—Report of Audit Committee” in the Proxy Statement, which sections are incorporated herein by reference.

(c) Section 16(a) Compliance—The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which section is incorporated herein by reference.

(d) Nomination Procedures—There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosures.

(e) Audit Committee Financial Expert—The information required about the Company’s Audit Committee Financial Expert is set forth under the section captioned “Report of Audit Committee” in the Proxy Statement, which section is incorporated herein by reference.

(f) Code of Ethics—The Company has adopted its “Code of Ethics for Senior Officers Policy”, a code of ethics that applies to its senior officers. The Code of Ethics for Senior Officers Policy is Exhibit 14 to this Report. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics for Senior Officers Policy that applies to the principal executive officer or senior financial officers that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Proposal I—Election of Directors–Director Compensation” and “—Management Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement, which section is incorporated herein by reference.

The equity compensation plan information required by this Item is set forth above in “Item 5—Equity Compensation Plan Information.”

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

The information required by this Item is set forth under the sections captioned “Proposal 3—Ratification of Selection of the Independent Registered Public Accounting Firm” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 15.	EXHIBITS

15(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a)	Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2009 Semi-Annual Incentive Plan.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xix)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report in Form 8-k filed with the SEC on September 24, 2010.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (101)	The following materials from the Company’s 10-K Report for the annual period ended December 31, 2011, formatted for XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE FINANCIAL SERVICES, INC.

	By:	/s/ Ronald O. Black
Dated: March 29, 2012		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black	President, Chief Executive Officer and Director	March 29, 2012
Ronald O. Black

/s/ Thomas W. Wayne	Senior Vice President and Chief Financial Officer	March 29, 2012
Thomas W. Wayne

/s/ L. William Vasaly, III	Senior Vice President and Chief Credit Officer	March 29, 2012
L. William Vasaly, III

/s/ Douglas G. Boike	Director	March 29, 2012
Douglas G. Boike

/s/ James W. Hall	Director	March 29, 2012
James W. Hall

/s/ Billy R. Kanoy	Director	March 29, 2012
Billy R. Kanoy

/s/ Lynda J. Anderson	Director	March 29, 2012
Lynda J. Anderson

/s/ Stephen S. Neal	Director	March 29, 2012
Stephen S. Neal

/s/ John S. Olmsted	Director	March 29, 2012
John S. Olmsted

/s/ Manuel L. Perkins	Director	March 29, 2012
Manuel L. Perkins

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (10)(xvi)	Bank of Oak Ridge 2012 Semi-Annual Incentive Plan.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (101)	The following materials from the Company’s 10-K Report for the annual period ended December 31, 2011, formatted for XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished, not filed.