Form 10-Q
period 2012-03-31
Oak Ridge Financial Services, Inc.
filed 2012-05-15
CIK 1398006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 4, 2012, was as follows:

Class	Number of Shares
Common Stock, no par value	1,808,745

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Oak Ridge Financial Services, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this form that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Revenues are lower than expected;

•	Credit quality deterioration which could cause an increase in the provision for credit losses;

•	Competitive pressure among depository institutions increases significantly;

•	Changes in consumer spending, borrowings and savings habits;

•	Regulatory approval for paying dividends cannot be obtained;

•	Technological changes and security and operations risks associated with the use of technology;

•	The cost of additional capital is more than expected;

•	A change in the interest rate environment reduces interest margins;

•	Asset/liability repricing risks, ineffective hedging and liquidity risks;

•	Counterparty risk;

•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	The effects of the Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	Volatility in the credit or equity markets and its effect on the general economy;

•	Demand for the products or services of the Company and the Bank of Oak Ridge, as well as their ability to attract and retain qualified people;

•	The costs and effects of legal, accounting and regulatory developments and compliance;

•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	The effects of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations.

The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

(Dollars in thousands)

	2012	2011

Assets
Cash and due from banks	$3,666	$5,293
Interest-bearing deposits with banks	27,115	16,150

Total cash and cash equivalents	30,781	21,443
Time deposits	1,050	1,050
Securities available-for-sale	48,429	51,212
Securities held-to-maturity (fair values of $4,927 in 2012 and $5,204 in 2011)	4,959	5,211
Federal Home Loan Bank Stock, at cost	795	795
Loans held for sale	1,153	808
Loans, net of allowance for loan losses of $4,419 in 2012 and $4,446 in 2011	252,481	250,832
Property and equipment, net	9,872	9,973
Foreclosed assets	2,140	2,216
Accrued interest receivable	1,326	1,554
Bank owned life insurance	4,973	4,939
Other assets	1,976	2,122

Total assets	$359,935	$352,155

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$31,131	$30,338
Interest-bearing	290,284	283,573

Total deposits	321,415	313,911
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	117	119
Other liabilities	2,147	1,929

Total liabilities	331,927	324,207

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,148	7,075
Common stock, no par value; 50,000,000 shares authorized; 1,808,745 issued and outstanding in 2012 and 2011	15,935	15,925
Warrant	1,361	1,361
Retained earnings	2,402	2,418
Accumulated other comprehensive income	1,162	1,169

Total stockholders’ equity	28,008	27,948

Total liabilities and stockholders’ equity	$359,935	$352,155

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands except per share data)

	2012	2011
Interest and dividend income
Loans and fees on loans	$3,434	$3,582
Interest on deposits in banks	13	22
Federal Home Loan Bank stock dividends	3	2
Taxable investment securities	706	834

Total interest and dividend income	4,156	4,440

Interest expense
Deposits	674	893
Short-term and long-term debt	46	48

Total interest expense	720	941

Net interest income	3,436	3,499
Provision for loan losses	564	605

Net interest income after provision for loan losses	2,872	2,894
Noninterest income
Service charges on deposit accounts	103	157
Mortgage loan origination fees	113	66
Investment and insurance commissions	262	202
Fee income from accounts receivable financing	164	208
Debit card interchange income	182	132
Income earned on bank owned life insurance	35	37
Other service charges and fees	66	18

Total noninterest income	925	820

Noninterest expense
Salaries	1,688	1,465
Employee benefits	215	189
Occupancy expense	214	211
Equipment expense	210	210
Data and item processing	280	212
Professional and advertising	175	225
Stationary and supplies	77	122
Net cost of foreclosed assets	194	274
Telecommunications expense	69	53
FDIC assessment	77	132
Accounts receivable financing expense	49	66
Other expense	363	291

Total noninterest expense	3,611	3,450

Income before income taxes	186	264
Income tax expense	33	71

Net income	$153	$193

Preferred stock dividends	(96)	(96)
Accretion of discount	(73)	(67)

Income (loss) available to common stockholders	$(16)	$30

Basic earnings (loss) per common share	$(0.01)	$0.02

Diluted earnings (loss) per common share	$(0.01)	$0.02

Basic weighted average shares outstanding	1,808,745	1,795,649

Diluted weighted average shares outstanding	1,808,745	1,795,649

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands except per share data)

	2012	2011
Net income	$153	$193
Other comprehensive income:
Unrealized holding losses on securities available-for-sale	(11)	(309)
Tax effect	4	83

Other comprehensive income, net of tax	(7)	(226)

Comprehensive income (Loss)	$146	$(33)

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands except shares of common stock)

		Common Stock				Accumulated
	Preferred stock, Series A	Number Amount		Common stock warrant	Retained earnings	other comprehensive income	Total
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156	$27,873
Net income					193		193
Other comprehensive income						(226)	(226)
Total comprehensive income
Preferred stock dividends					(96)		(96)

Stock Option Expense			7				7
Common stock issued pursuant to restricted stock awards		2,773	14				14
Preferred stock accretion	67				(67)		—

Balance March 31, 2011	$6,875	1,795,649	$15,862	$1,361	$2,737	$930	$27,765

		Common Stock				Accumulated
	Preferred stock, Series A	Number Amount		Common stock warrant	Retained earnings	other comprehensive income	Total
Balance December 31, 2011	$7,075	1,808,445	$15,925	$1,361	$2,418	$1,169	$27,948
Net income					153		153
Other comprehensive income						(7)	(7)
Total comprehensive income
Preferred stock dividends					(96)		(96)
Stock Option and restricted stock expense			10				10
Preferred stock accretion	73				(73)		—

Balance March 31, 2012	$7,148	1,808,445	$15,935	$1,361	$2,402	$1,162	$28,008

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	2012	2011
Cash flows from operating activities
Net income	$153	$193
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	221	214
Provision for loan losses	564	605
Loss on sale of property and equipment	—	4
Income earned on bank owned life insurance	(35)	(37)
Losses and writedowns on foreclosed assets	120	244
Deferred income tax (benefit) expense	(150)	505
Origination of loans held for sale	(345)	—
Net accretion of discounts and premiums on securities	63	(72)
Changes in assets and liabilities:
Income taxes payable	106	(723)
Accrued income	228	(17)
Other assets	1	72
Accrued interest payable	(2)	29
Other liabilities	264	(49)

Net cash provided by operating activities	1,188	968

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	—	(9,120)
Maturities and repayments	2,705	3,435
Activity in held-to-maturity securities:
Maturities and repayments	396	683
Time deposit maturities	—	240
Net decrease (increase) in loans	(2,808)	234
Purchases of property and equipment	(120)	(110)
Proceeds from sale of property and equipment	—	2
Proceeds from sale of foreclosed assets	569	625

Net cash provided by (used in) investing activities	742	(4,011)

Cash flows from financing activities
Net increase in deposits	7,504	7,998
Dividends paid on preferred stock	(96)	(96)

Net cash provided by financing activities	7,408	7,902

Net increase in cash and cash equivalents	9,338	4,859
Cash and cash equivalents, beginning	21,443	14,156

Cash and cash equivalents, ending	$30,781	$19,015

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	2012	2011
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$722	$912

Taxes	$—	$—

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$613	$150

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation

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

(B)	Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 2012, in conformity with GAAP. Actual results could differ significantly from those estimates. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the Notes to the Consolidated Financial Statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). This quarterly report should be read in conjunction with the Annual Report.

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

The Company’s financial statements are prepared in accordance with GAAP. The Notes to the Consolidated Financial Statements included in the Annual Report contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

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

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of March 31, 2012 and 2011 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At March 31, 2012 and 2011, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

(F)	Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

(G)	Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while Financial Accounting Standards Board (“FASB”) redeliberates future requirements.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale
Government-sponsored enterprise securities	$2,028	$81	$—	$2,109
FNMA or GNMA mortgage-backed securities	14,010	419	(175)	14,254
Private label mortgage-backed securities	6,872	395	—	7,267
Municipal securities	12,261	693	(12)	12,942
SBA debentures	10,867	490	—	11,357
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$46,538	$2,078	$(187)	$48,429

Held-to-maturity
Private label mortgage-backed securities	$4,959	$239	$(271)	$4,927

Total securities available-for-sale	$4,959	$239	$(271)	$4,927

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale
Government-sponsored enterprise securities	$2,029	$99	$—	$2,128
FNMA or GNMA mortgage-backed securities	15,703	488	(142)	16,049
Private label mortgage-backed securities	7,582	278	(21)	7,839
Municipal securities	12,292	679	—	12,971
SBA debentures	11,204	521	—	11,725
Other domestic debt securities	500	—	—	500

Total securities available-for-sale	$49,310	$2,065	$(163)	$51,212

Held-to-maturity
Private label mortgage-backed securities	$5,211	$288	$(295)	$5,204

Total securities available-for-sale	$5,211	$288	$(295)	$5,204

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Company did not record impairment charges during the three months ended March 31, 2012 or the three months ended March 31, 2011.

The Company had approximately $795 thousand at March 31, 2012 and December 31, 2011 of investments in stock of the Federal Home Loan Banks (“FHLB”), which is carried at cost. On November 3, 2011, FHLB paid a dividend for the third quarter of 2011 based on an annualized dividend rate of 0.80%. Management believes that the Company’s investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2012. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $3.7 million and $3.8 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

The Company had no gross realized gains on the sale of securities for the three months ended March 31, 2012 and 2011.

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at March 31, 2012 and December 31, 2011. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 (dollars in thousands).

2.	INVESTMENT SECURITIES, CONTINUED

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	2,830	(48)	4,076	(127)	6,906	(175)
Private label mortgage-backed securities	—	—	—	—	—	—
Municipal Securities	540	(12)	—	—	540	(12)
SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,370	$(60)	$4,076	$(127)	$7,446	$(187)

Held-to-maturity
Private label mortgage-backed securities	$683	$(77)	$1,831	$(194)	$2,514	$(271)

Total temporarily impaired securities	$683	$(77)	$1,831	$(194)	$2,514	$(271)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	4,196	(83)	2,632	(58)	6,828	(141)
Private label mortgage-backed securities	3,167	(21)	—	—	3,167	(21)
SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$7,363	$(104)	$2,632	$(58)	$9,995	$(162)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$1,835	$(295)	$1,835	$(295)

Total temporarily impaired securities	$—	$—	$1,835	$(295)	$1,835	$(295)

At March 31, 2012, the unrealized losses in the available-for-sale portfolio relate to seven Federal National Mortgage Association (“FNMA”) mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Additionally, there is one available-for-sale municipal securities with market values less than amortized cost. This security is rated AAA, by Standard and Poor’s, and post-purchase review of the credit quality of the issuer by the Company has reinforced the credit-worthiness of the municipality. Therefore, the Company believes the deterioration in value is attributable to changes in market rates, and expects these security to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Lastly, there are three held-to-maturity mortgage-backed securities with credit ratings of C, C and CC. The private label held-to-maturity securities are rated Caa2 by Moody’s as of March 31, 2012. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of March 31, 2012 indicated that projected principal repayments on these private label mortgage-backed-securities were in excess of their recorded values on that same date. As of March 31, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

2.	INVESTMENT SECURITIES, CONTINUED

At December 31, 2011, the unrealized losses in the available-for-sale portfolio relate to five FNMA mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. In the held-to-maturity portfolio there are two held-to-maturity mortgage-backed securities with credit ratings of B. The private label held-to-maturity securities are rated Caa2 by Moody’s as of December 31, 2011. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of December 31, 2011 indicated that projected principal repayments on both securities were in excess of their recorded values on that same date. As of December 31, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at March 31, 2012 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$999	$1,010	$—	$—
Due after one year through five years	3,089	3,139	—	—
Due after five years through ten years	14,958	15,861	—	—
Due after ten years	27,492	28,419	4,959	4,926

	$46,538	$48,429	$4,959	$4,926

3.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the three months ending March 31, 2012 and 2011 (dollars in thousands):

For the three months ended March 31, 2012

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446
Charge-offs	—	(273)	(259)	—	(56)	—	(4)	(592)
Recoveries	—	—	—	—	—	—	1	1
Provision	(22)	4	566	16	(1)	—	1	564

Ending balance	$178	$1,803	$1,182	$396	$835	$4	$21	$4,419

For the three months ended March 31, 2011

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$4,375
Charge-offs	(37)	(453)	(142)	—	—	—	(10)	(642)
Recoveries	123	—	—	—	—	—	4	127
Provision	(219)	209	94	(13)	531	1	2	605

Ending balance	$682	$1,726	$1,189	$107	$739	$2	$20	$4,465

3.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table lists the loan grades utilized by the Company that serve as credit quality indicators. The following tables list the loan grades utilized by the Company that serve as credit quality indicators. Loans graded as pass are generally loans that require either minimal or no supervision by the Company and are supported by either or both the borrower(s) and guarantor(s) debt capacity and liquidity. Loans graded special mention are generally characterized by negative conditions, that if not remedied, will be inadequate to protect the Company’s credit position at some future date. Loans graded as substandard are those where the Company is inadequately protected by sound net worth and paying capacity of the borrower(s) and guarantor(s). The total balance does not include the undisbursed portion of construction loans in process for loans graded as pass.

As of March 31, 2012 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total

Commercial	$28,672	$3,490	$1,654	$33,816
Real estate construction and development	28,629	7,058	3,301	38,988
Residential, one-to-four families	80,097	2,673	2,411	85,181
Residential, 5 or more families	5,110	331	765	6,206
Other commercial real estate	76,783	4,806	6,416	88,005
Agricultural	2,740	—	—	2,740
Consumer	1,980	12	—	1,992

Total	$224,011	$18,370	$14,547	$256,928

As of December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total

Commercial	$32,467	$1,957	$1,642	$36,066
Real estate construction and development	28,969	8,283	4,043	41,295
Residential, one-to-four families	76,638	2,829	1,898	81,365
Residential, 5 or more families	4,502	848	793	6,143
Other commercial real estate	73,999	4,846	6,624	85,469
Agricultural	2,876	—	—	2,876
Consumer	2,111	13	—	2,124

Total	$221,562	$18,776	$15,000	$255,338

3.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table summarizes the past due loans by category as of March 31, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$75	$71	$146	$33,670	$33,816	$—
Real estate construction and development	948	752	1,700	37,288	38,988	—
Residential, one-to-four families	1,018	2,348	3,366	81,815	85,181	130
Residential, 5 or more families	510	765	1,275	4,931	6,206	—
Other commercial real estate	376	4,552	4,928	83,077	88,005	132
Agricultural	—	—	—	2,740	2,740	—
Consumer	16	—	16	1,976	1,992	—

Total	$2,943	$8,488	$11,431	$245,497	$256,928	$262

The following table summarizes the past due loans by category as of December 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$15	$70	$85	$35,979	$36,066	$—
Real estate construction and development	816	690	1,506	39,789	41,295	—
Residential, one-to-four families	1,620	754	2,374	78,989	81,365	—
Residential, 5 or more families	—	793	793	5,352	6,143	—
Other commercial real estate	1,515	2,300	3,815	81,656	85,469	—
Agricultural	—	—	—	2,876	2,876	—
Consumer	13	—	13	2,111	2,124	—

Total	$3,979	$4,607	$8,586	$246,752	$255,338	$—

3.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table summarizes the allowance for loan losses and recorded investment in loans as of March 31, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$—	$178	$178	$1,525	$32,291	$33,816
Real estate construction and development	126	1,677	1,803	3,717	35,271	38,988
Residential, one-to-four families	129	1,053	1,182	1,842	83,339	85,181
Residential, 5 or more families	—	396	396	752	5,454	6,206
Other commercial real estate	23	812	835	6,405	81,600	88,005
Agricultural	—	4	4	—	2,740	2,740
Consumer	—	21	21	—	1,992	1,992

Total	$278	$4,141	$4,419	$14,241	$242,687	$256,928

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$—	$200	$200	$1,275	$34,789	$36,066
Real estate construction and development	301	1,771	2,072	4,583	36,712	41,295
Residential, one-to-four families	1	874	875	1,230	80,133	81,365
Residential, 5 or more families	—	380	380	765	5,380	6,143
Other commercial real estate	72	820	892	6,240	79,231	85,469
Agricultural	—	4	4	—	2,876	2,876
Consumer	—	23	23	—	2,124	2,124

Total	$374	$4,072	$4,446	$14,093	$241,245	$255,338

3.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

The following table presents impaired loans as of March 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,525	$1,525	$—
Real estate construction and development	3,064	3,834	—
Residential, one-to-four families	920	996	—
Residential, 5 or more families	752	1,261	—
Other commercial real estate	4,983	5,489	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$11,244	$13,005	$—

With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	653	653	126
Residential, one-to-four families	922	922	128
Residential, 5 or more families	—	—	—
Other commercial real estate	1,422	1,422	24
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$2,997	$2,997	$278

Total
Commercial	$1,525	$1,525	$—
Real estate construction and development	3,717	4,487	126
Residential, one-to-four families	1,842	1,918	128
Residential, 5 or more families	752	1,261	—
Other commercial real estate	6,405	6,911	24

Total impaired loans	$14,241	$16,102	$278

The following table presents impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,275	$1,275	$—
Real estate construction and development	3,227	3,988	—
Residential, one-to-four families	1,206	1,206	—
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,017	6,547	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$12,490	$14,305	$—

With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	1,355	1,355	301
Residential, one-to-four families	24	24	1
Residential, 5 or more families	—	—	—
Other commercial real estate	223	223	72
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$1,602	$1,602	$374

Total
Commercial	$1,275	$1,275	$—
Real estate construction and development	4,583	5,343	301
Residential, one-to-four families	1,230	1,230	1
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,240	6,770	72

Total impaired loans	$14,093	$15,907	$374

4.	TROUBLED DEBT RESTRUCTURINGS

There were no troubled debt restructured loans for the quarter ended March 31, 2012. When restructuring loans the Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

The following table presents loans that were modified as troubled debt restructurings during the previous twelve months and for which there was a payment default during the three months ended March 31, 2012.

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjustment to Reserves as a Result of the Restructuring
Extended payment terms:
Other commercial real estate	2	$368	$368	$—

5.	JUNIOR SUBORDINATED DEBENTURES

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

The Company has adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Both of these plans expired on September 30, 2010. Under each plan, the Company could issue up to 178,937 shares for a total of 357,874 shares. Options that were granted under both plans expire no more than 10 years from date of grant. Option exercise prices under both plans were set by a committee of the Board of Directors at the date of grant, but were not less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2006, the Company adopted the Long-Term Stock Incentive Plan, which became effective on April 20, 2007. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards. The Long-Term Stock Incentive Plan expires on April 20, 2017.

Compensation cost charged to income for the three months ended March 31, 2012 and 2011 was approximately $10 thousand and $21 thousand, respectively.

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

A summary of the status of stock options as of March 31, 2012 and 2011, and changes during the years then ended, is presented below:

	2012		2011
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	232,427	$9.68	318,708	$9.47
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding, end of year	232,427	$9.68	318,708	$9.47

Information regarding the stock options outstanding and exercisable at March 31, 2012 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50	25,500	8.42 Years	$4.82	$—
$ 8.80-9.99	—	—	—	—
$10.00-10.39	120,031	2.42 Years	10.00	—
$10.40-11.20	86,896	2.17 Years	10.68	—

	232,427	2.98 Years	$9.68	$—

6.	STOCK OPTION AND RESTRICTED STOCK PLANS, CONTINUED

Information regarding the stock options outstanding and exercisable as of March 31, 2011 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50-8.79	25,500	9.42 Years	$4.82	$—
$ 8.80-9.99	88,281	0.08 Years	8.80	—
$10.00-10.39	119,794	3.42 Years	10.00	—
$10.40-11.20	87,133	3.17 Years	10.68	—

	318,708	2.91 Years	$9.44	$—

No options were granted or contractually vested for the three months ended March 31, 2012 and 2011.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes fair value measurements to record fair value adjustments for certain assets and to determine fair value disclosures. Available-for-sale securities and forward sale loan commitments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held-for-investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to fair value or the lower of cost or market value.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At March 31, 2012 the cost of the Company’s mortgage loans held-for-sale approximated the market value. Accordingly, the Company’s loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, all of the impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at March 31, 2012 is $2.1 million. At December 31, 2011 the carrying value of OREO was $2.2 million. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following tables present assets measured at fair value on a recurring basis:

March 31, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,109	$—	$2,109	$—
FNMA or GNMA mortgage-backed securities	14,253	997	13,256	—
Private label mortgage-backed securities	7,267	—	7,267	—
Municipal securities	12,943	—	12,943	—
SBA debentures	11,357	—	11,357	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$48,429	$997	$46,932	$500

Total assets at fair value	$48,429	$997	$46,932	$500

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,128	$—	$2,128	$—
FNMA or GNMA mortgage-backed securities	16,049	—	16,049	—
Private label mortgage-backed securities	7,598	—	7,598	—
Municipal securities	13,212	1,914	11,298	—
SBA debentures	11,725	—	11,725	—
Other domestic debt securities	500	—	—	500

Investment securities available-for-sale	$51,212	$1,914	$48,798	$500

Total assets at fair value	$51,212	$1,914	$48,798	$500

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Assets recorded at fair value on a nonrecurring basis

March 31, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$—	$—	$—	$—
Land and acquisition and development loans	1,140	—	—	1,140
Closed-end first lien loans secured by one-to-four family residential properties	953	—	—	953
Multifamily	1,261	—	—	1,261
Secured by nonfarm nonresidential properties	2,498	—	—	2,498

Impaired loans receivable	5,852	—	—	5,852
Foreclosed assets	2,140	—	—	2,140

Total assets at fair value	$7,992	$—	$—	$7,992

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$702	$—	$—	$702
Land and acquisition and development loans	653	—	—	653
Closed-end first lien loans secured by one-to-four family residential properties	24	—	—	24
Secured by nonfarm nonresidential properties	223	—	—	223

Impaired loans receivable	1,602	—	—	1,602
Foreclosed assets	2,216	—	—	2,216

Total assets at fair value	$3,818	$—	$—	$3,818

Total liabilities at fair value	$—	$—	$—	$—

The following table provides Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$2,997	Appraised Value	Appraisals and/or sales of comparable properties	n/a

Foreclosed assets	$2,140	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes/bids	n/a

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 (dollars in thousands):

	000000	000000	000000	000000	000000
	March 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$30,781	$30,781	$30,781	$—	$—
Time deposits	1,050	1,050	—	1,050	—
Securities, available-for-sale	48,429	48,429	997	46,932	500
Securities, held-to-maturity	4,959	4,929	—	4,929	—
Federal Home Loan Bank stock	795	795	795	—	—
Loans, net of allowance for loan losses	252,481	255,819	—	—	255,819
Bank owned life insurance	4,973	4,973	—	—	4,973
Financial liabilities:

Deposits	321,415	326,327	—	326,327	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

	000000	000000	000000	000000	000000
	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$21,443	$21,443	$21,443	$—	$—
Time deposits	1,050	1,050	—	1,050	—
Securities, available-for-sale	51,212	51,212	1,914	48,798	500
Securities, held-to-maturity	5,211	5,204	—	5,204	—
Federal Home Loan Bank stock	795	795	795	—	—
Loans, net of allowance for loan losses	250,832	254,148	—	—	254,148
Bank owned life insurance	4,939	4,939	—	—	4,939
Financial liabilities:
Deposits	313,911	318,708	—	318,708	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2011 and 2012.

Available-for Sale Securities
(Dollars in thousands)
Balance, January 1, 2012	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, March 31, 2012	$500

Available-for Sale Securities
(Dollars in thousands)
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—

Balance, March 31, 2011	$500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Executive Overview

Executive Summary

For the first three months of 2012, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources and managing capital. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

We anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in North Carolina. We have attempted to proactively address the needs of the Bank, our borrowers, and the community through our Community Loan Investment Program, which has been in place since February 2009, and offers incentives to buyers of our builder’s homes financed by the Bank. Through our Community Loan Investment Program, which is being utilized by the majority of our builders’, as of March 31, 2012 we have been able to move 17 out of 19 jumbo homes and 16 out of 19 conventional homes out of our builder construction portfolio—either to permanent mortgages placed with other lenders or permanent mortgages financed by the Bank to qualified borrowers. The program has resulted in the reduction of our exposure to jumbo homes from $10.5 million to $1.2 million, and the reduction of our exposure to conventional homes from $4.9 million to $704 thousand. This program can be accessed through our website at www.bankofoakridge.com.

We have also extended the Community Loan Investment Program to cover the residential lot inventory of our development borrowers, and rolled out an incentive program targeted specifically at our financed lots in April of 2011.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the three months ended March 31, 2012, we had a continued shift in our deposit mix as noninterest-bearing and interest-bearing checking accounts increased $1.2 million and $3.4 million, respectively, from year end 2011 to March 31, 2012, driven by what we believe was a move away from large financial institutions to smaller community banks like ours.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $4.6 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $3.4 million in unused capital, which includes approximately $115,000 in earnings since the Company received the CPP funds, are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 13.5% at March 31, 2012, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $3.4 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.8% at March 31, 2012 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2012, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP accrual that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in our marketplace of every employee as a participant in the ESOP owning a part of the Company.

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

Comparison of Results of Operations for the Three Month Period Ending March 31, 2012

Net Income

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2012 as compared to the same period in 2011.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended March 31,	Changes from the Prior Year
	2012	Amount	%

Total interest income	$4,156	$(284)	(6.4)
Total interest expense	720	(221)	(23.5)

Net interest income	3,436	(63)	(1.8)
Provision for loan losses	564	(41)	(6.8)

Net interest income after provision for loan losses	2,872	(22)	(.8)
Noninterest income	925	105	12.8
Noninterest expense	3,611	161	4.7

Income before income taxes	186	(78)	(29.5)
Income tax expense	33	(38)	(53.5)

Net income	153	(40)	(20.7)
Preferred stock dividend and accretion of discount	169	6	3.7

Net income (loss) available to common shareholders	$(16)	$(46)	(153.3)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2012 was $3.4 million, a decrease of $63 thousand or 1.8% when compared to net interest income of $3.5 million for the three months ended March 31, 2011.

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

Interest income decreased $284 thousand or 6.4% for the three months ended March 31, 2012 compared to the same three months of 2011. The decrease for the three months ended March 31, 2012 is primarily due to decreases on rates earned on these assets. The yield on average earning assets decreased 32 basis points for the three months ending March 31, 2012 to 5.04% from the same period in 2011. Management attributes the decrease in the yield on our earning assets to the decline in offering rates on new and renewed loans, offset by a small increase in the yield on investment securities.

Our average cost of funds during the three months ended March 31, 2012 was 0.98%, a decrease of 32 basis points when compared to 1.30% for the three months ended March 31, 2011. Average rates paid on deposits decreased 36 basis points from 1.31% for the three months ended March 31, 2011 to 0.95% for the three months ended March 31, 2012, while our average cost of borrowed funds increased 110 basis points during the three months ended March 31, 2012 compared to the same period in 2011. Total interest expense decreased $221 thousand or 23.5% during the three months ended March 31, 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities.

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

Our annualized net interest margin for the three months ended March 31, 2012 was 4.22% compared to 4.28% for the same period in 2011, while our net interest spread was 4.06% for both of the three month periods ending March 31, 2012 and 2011.

Management plans to continue to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin, however, it will be difficult to improve net interest income in the future if the growth in earning assets does not occur and we are unable to maintain or increase the yield on average earning assets while maintaining or decreasing the cost of funds on borrowings.

Noninterest Income

Noninterest income increased 12.8% for the three months ended March 31, 2012 compared to the same period in 2011.

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended March 31, 2012	Changes from the Prior Year
		Amount	%

Service charges on deposit accounts	$103	$(54)	(34.4)
Mortgage loan origination fees	113	47	71.2
Investment and insurance commissions	262	60	29.7
Fee income from accounts receivable financing	164	(44)	(21.2)
Debit card interchange income	182	50	37.9
Income earned on bank owned life insurance	35	(2)	(5.4)
Other service charges and fees	66	48	266.7

Total noninterest income	$925	$105	12.8

Noninterest income increased $105 thousand or 12.8% to $925 thousand for the three months ended March 31, 2012 compared to $820 thousand for the same period in 2011. The increase in noninterest income in the three months ended March 31, 2012 is primarily due to increases in mortgage loan origination fees, investment and insurance commissions, debit card interchange income, and other service charges and fees, offset by decreases in service charges on deposit accounts, fee income from accounts receivable financing, and income earned on bank owned life insurance. Service charges on deposit accounts decreased $54 thousand for the three months ended March 31, 2012 as compared to the same period in 2011. The primary reason for this decline were decreases in non sufficient funds fees due to a greater customer awareness of such fees and regulations regarding such fees that affect the entire banking industry. Mortgage loan origination fees increased $47 thousand for the three months ended March 31, 2012 as compared to the same period in 2011. The primary reason for this increase were new mortgage loan officers hired near the end of 2011 that were more productive than those employed by the Bank during the three months ended March 31, 2011. Investment and insurance commissions increased $60 thousand for the three months ended March 31, 2012 as compared to the same periods in 2011, largely due to the continued growth in 2012 of recurring investment commission income as compared to 2011. Fee income from accounts receivable financing decreased $44 thousand for the three months ended March 31, 2012 as compared to the same period in 2011. The primary reason for the decrease was lower receivables of existing clients and fewer clients in 2012 as compared to 2011. Debit card interchange income increased $50 thousand for the three months ended March 31, 2012 as compared to the same period in 2011. The primary reason for the increase was the continued growth of consumer checking accounts with debit cards at the Bank during 2011 and the first three months of 2012. Other service charges and fees increased $18 thousand for the three months ended March 31, 2012 as compared to the same period in 2011.

Noninterest Expense

Noninterest expense increased 4.7% for the three months ended March 31, 2012 compared to the same period in 2011.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended March 31, 2012	Changes from the Prior Year
		Amount	%

Salaries	$1,688	$223	15.2
Employee benefits	215	26	13.8
Occupancy expense	214	3	1.4
Equipment expense	210	0	N/A
Data and items processing	280	68	32.1
Professional and advertising	175	(50)	(22.2)
Stationary and supplies	77	(45)	(36.9)
Net cost of foreclosed assets	194	(80)	(29.2)
Telecommunications expense	69	16	30.2

FDIC assessment	77	(55)	(41.7)
Accounts receivable financing expense	49	(17)	(25.8)
Total other-than-temporary impairment loss	—	—	N/A

Other expense	363	72	24.7

Total noninterest expense	$3,611	$161	4.7

Salary expense for the three months ended March 31, 2012 increased $223 thousand as compared to the same prior year period. The increases were due to regular salary increases and market adjustments that went into effect for all employees on January 1, 2012, as well as new positions that were added throughout 2011.

Employee benefits for the three months ended March 31, 2012 increased $26 thousand over the same prior year period. The principal reason for this increase were increases in health care premiums for the Bank and its employees that went into effect on June 1, 2011, as well as a higher number of employees during the first three months of 2012 as compared to the same period in 2011.

Occupancy and Equipment expenses for the three months ended March 31, 2012 were relatively unchanged compared to the same prior year period.

Data and other processing expenses increased $68 thousand over the same prior year period, primarily due to enhancements to the Bank’s internet banking bill payment systems as well as the purchase of other internet based products in the second half of 2011.

Professional and advertising expenses for the three months ended March 31, 2012 decreased $50 thousand over the same prior year period. The majority of the decrease was due to declines in marketing and advertising expenses in 2012 as compared to 2011.

Stationary and supplies expenses for the three months ended March 31, 2012 decreased $45 thousand over the same prior year period. The decline was caused by decreases in mailings to customers.

Net cost of foreclosed assets for the three months ended March 31, 2012 decreased $80 thousand over the same prior year period. The primary reason for the decline were lower losses and writedowns on foreclosed assets in 2012 compared to 2011, offset by higher expenses in 2012 as compared to 2011.

Telecommunications expense for the three months ended March 31, 2012 increased $16 thousand over the same prior year period. The increase was caused by an upgrade of the Bank’s telecommunication capacity in 2012.

FDIC assessment for the three months ended March 31, 2012 decreased $55 thousand over the same prior year period. The FDIC assessment expense is primarily due to the expensing of a prepaid asset that was established in 2009 when FDIC insured banks were required to pay an estimated three years of FDIC assessments in order to replenish the FDIC insurance fund. The Bank’s assessment was based on an annualized average rate of growth of 5% in the Bank’s deposits during that time. The Bank’s actual rate of growth has been less than 5% which has resulted in a smaller expense than originally projected. Some of the decrease was also related to the adoption of a new assessment formula by the FDIC, effective in the second quarter of 2011.

Accounts receivable financing expense for the three months ended March 31, 2012 decreased $17 thousand over the same prior year period. Most of the decline is attributable to the decline in fee income from accounts receivable financing from 2011 to 2012.

Other expense for the three months ended March 31, 2012 increased $72 thousand over the same prior year period. The primary reason for the increase was higher appraisal fees on new and renewed loans.

Income Taxes

Income tax expense for the three months ended March 31, 2012 decreased $38 thousand over the same period in 2011. The primary reason was a decline in net income before income tax expense from 2011 to 2012, as well as the deductibility of interest for tax purposes of municipal securities that were purchased between August and December 2011. The tax benefit of the interest on municipal bonds had the effect of lowering the Company’s effective tax rate from 26.9% for the three months ended March 31, 2011 to 17.7% for the same period in 2012.

Analysis of Financial Condition at March 31, 2012 and December 31, 2011

Loans Receivable

As of March 31, 2012, loans, net of allowance for loan losses, increased to $252.5 million, up 0.7% from $252.5 million at December 31, 2011. The increase is due to increased calling efforts of the Bank’s commercial loan officers and branch managers.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At March 31,
	2012	2011

Allowance for loan losses at beginning of period	$4,446	$4,375
Loans charged off:
Real estate – Construction & Development	(273)	(453)
Residential 1-4 Families	(259)	(142)
Residential 5 or More Families	—	—
Other Commercial Real Estate	(56)	—
Commercial	—	(37)
Consumer	(4)	(10)

Total charge-offs	(592)	(642)

Recoveries:
Real estate – Construction & Development	—	—
Residential 1-4 Families	—	—
Residential 5 or More Families	—	—
Other Commercial Real Estate	—	—
Commercial	—	123
Consumer	1	4

Total recoveries	1	127

Net charge-offs	(591)	(515)
Provision for loan losses	564	605

Allowance for loan losses at end of period	$4,419	$4,465

Total loans outstanding at end of period	$256,900	$255,879

Average loans outstanding	$254,091	$255,752

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	0.93%	0.81%
Ratio of allowance for loan losses to loans outstanding at period-end	1.72%	1.74%

At March 31, 2012, our allowance for loan losses as a percentage of loans was 1.72%, down from 1.74% at December 31, 2011 and 1.74% at March 31, 2011. The decrease in the allowance as a percentage of loans from March 31, 2011 to March 31, 2012 is primarily due to a decline in the specific reserves allocated to impaired loans, offset by an increase in the general allowance due to increased historical charge offs In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $600 thousand in the first three months of 2012 increased by $76 thousand when compared to the same period in 2011. Net charge-offs from real estate secured loans were $600 thousand and $600 thousand in 2012 and 2011, respectively. Net charge-offs from commercial loans were 0 in the first three months of 2012 compared to $37 thousand during the same period in 2011. Net recoveries from loans to individuals was $1 thousand in the first three months of 2012, net charge offs from loans to individuals were $4 thousand in the same period in 2012.

Asset quality remains a top priority for us. For the three months ended March 31, 2012, annualized net loan charge-offs were .93% of average loans compared to annualized net charge-offs of 0.81% for the three months ended March 31, 2011. The ratio of annualized net charge-offs to average loans increased mainly due to a higher than normal level of loan recoveries in the three months ended March 31, 2011. Total charge offs declined from $642 thousand to $592 thousand during the three months ended March 31, 2012 and 2011, respectively. The ratio of our allowance for loan losses to nonperforming loans decreased to 70% as of March 31, 2012 compared to 97% at December 31, 2011. The decrease is the result of our allowance decreasing approximately 1% from December 31, 2011 to March 31, 2012 and our nonperforming loans increasing approximately 90% during the same period.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2012, we had loans totaling $15.5 million (which includes $9.8 million in nonperforming loans) which were considered to be impaired compared to $14.3 million at December 31, 2011. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at March 31, 2012.

Analysis of Loans Considered Impaired (Dollars in thousands)

As of March 31, 2012 (dollars in thousands):

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	10	$4,347	$80
Restructured loans	9	4,743	127

Total nonperforming loans	19	$9,090	$207

Other impaired loans with allocated reserves	1	538	71
Impaired loans without allocated reserves	5	4,613	—

Total impaired loans	26	$14,241	$278

As of December 31, 2011 (dollars in thousands):

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	10	$3,476	$25
Restructured loans	8	4,591	103

Total nonperforming loans	18	$8,067	$128

Other impaired loans with allocated reserves	2	1,206	246
Impaired loans without allocated reserves	7	4,820	—

Total impaired loans	27	$14,093	$374

As of March 31, 2012 there was $538 thousand in other impaired loans with allocated reserves which represent one loan to a building contractor. As of December 31, 2011 there was $1.2 million in other impaired loans with allocated reserves which represent three loans to two building contractors.

Investment Portfolio

Our available-for-sale investment securities totaled $48.4 million at March 31, 2012, compared to $51.2 million at December 31, 2011. The overall decrease was due to repayments and accretion of discount of approximately $2.7 million and a decline in the unrealized gain of $12 thousand. Our held-to-maturity investment securities totaled $5.0 million at March 31, 2012 and $5.2 million at December 31, 2011, with the decline between these two periods resulting from principal payments and accretion of a discount of approximately $396 thousand. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges on subinvestment grade securities for the three months ended March 31, 2012 and March 31, 2011.

Deposits

Deposits increased to $321.4 million, or 2.4% as of March 31, 2012 compared to deposits of $313.9 million at December 31, 2011. Noninterest-bearing deposits increased $793 thousand, or 2.6%, from December 31, 2011 to March 31, 2012, and total interest-bearing deposits increased $6.7 million, or 2.4%, during the same period of time.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at March 31, 2012 and December 31, 2011. At March 31, 2012 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at March 31, 2012.

Long-term debt consists of advances from FHLB with maturities greater than one year. The Company had no long-term borrowings from the FHLB at March 31, 2012 and December 31, 2011. There was no long-term debt outstanding as of March 31, 2012, as the Company repaid these borrowings out of existing liquidity during the three months ended March 31, 2012.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on March 31, 2012 and December 31, 2011.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.60%. The debentures are redeemable on September 17, 2012 or afterwards, in whole or in part, on any December 17, March 17, June 17 or September 17. Redemption is mandatory at September 17, 2037. The Company guarantees the trust preferred securities through the combined operations of the junior subordinated debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to the senior and subordinated indebtedness of the Company.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first three months of 2012, the Bank’s brokered and internet generated time deposits decreased $1.4 million to $61.9 million as the Bank chose to raise these funds at lower rates than local time deposits. Of the total brokered deposits of $61.9 million as of March 31, 2012, $38.9 million were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $21.6 million and $18.4 million of advances from the FHLB at March 31, 2012 and December 31, 2011, respectively. The Company had no outstanding FHLB advances at March 31, 2012 and December 31, 2011.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2012 and December 31, 2011, we owned 7,949 shares of the FHLB’s $100 par value capital stock.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at March 31, 2012 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2012, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of March 31, 2012, we had $743 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of March 31, 2012, our total shareholders’ equity was $28.0 million (consisting of common shareholders’ equity of $20.9 million and preferred stock of $7.1 million) compared with total shareholders’ equity of $27.9 million as of December 31, 2011 (consisting of common shareholders’ equity of $20.9 million and preferred stock of $7.0 million).

Common shareholders’ equity decreased by approximately $14 thousand to $20.9 million at March 31, 2012 from $20.9 million at December 31, 2011. We experienced a decrease of $7 thousand in accumulated other comprehensive income associated with our available-for-sale securities portfolio and payment of dividends of $96 thousand on preferred shares. These decreases were offset by increases due to net income of $153 thousand and an increase in common stock of $10 thousand associated with the expensing of restricted stock and stock options.

The Bank is subject to minimum capital requirements. As the following table indicates, at March 31, 2012, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At March 31, 2012
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.5%	8.0%	10.0%
Tier 1 risk-based capital ratio	12.2%	4.0%	6.0%
Leverage ratio	8.9%	4.0%	5.0%

Recent Accounting Pronouncements

Please refer to Note 1 (G) of our Consolidated Financial Statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

Recent Laws and Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that has had and will continue to have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than us. Notwithstanding this, there are many other provisions that we are subject to and will have to comply with, including any new rules applicable to us promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, we will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2012 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the during the three and nine months ended March 31, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 6.	EXHIBITS

15(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(i)	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4 to the Form 8-K filed with the SEC on May 10, 2007.

Exhibit (4)(ii)	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on January 28, 2009, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (4)(iv)	Warrant for Purchase of Shares of Common Stock issued by the Company to the United States Department of the Treasury on January 30, 2009, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(i)	Employment Agreement with Ronald O. Black, as amended, incorporated herein by reference to Exhibit (10)(i) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ii)	Employment Agreement with L. William Vasaly, III, as amended, incorporated herein by reference to Exhibit (10)(ii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iii)	Employment Agreement with Thomas W. Wayne, as amended, incorporated herein by reference to Exhibit (10)(iii) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(iv)	Outparcel Ground Lease between J.P. Monroe, L.L.C. and Bank of Oak Ridge dated June 1, 2002, incorporated herein by reference to Exhibit (10)(iv) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(v)	Ground and Building Lease between KRS of Summerfield, LLC and Bank of Oak Ridge dated September 25, 2002, incorporated herein by reference to Exhibit (10)(v) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vi)	Ground Lease between Friendly Associates XVIII LLLP and Bank of Oak Ridge dated September 13, 2004, incorporated herein by reference to Exhibit (10)(vi) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(vii)	Bank of Oak Ridge Second Amended and Restated Director Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit 10(ix) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(viii)	Bank of Oak Ridge Second Amended and Restated Employee Stock Option Plan (amended March 16, 2004; approved by stockholders June 8, 2004), incorporated herein by reference to Exhibit (10)(x) to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(ix)	Salary Continuation Agreements with Ronald O. Black, L. William Vasaly III and Thomas W. Wayne dated January 20, 2006, incorporated herein by reference to Exhibits (10)(ix) to (10)(xi) to Form 8-K filed with the SEC on March 28, 2008.

Exhibit (10)(x)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Ronald O. Black, incorporated herein by reference to Exhibit (10)(xiii) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xi)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and L. William Vasaly III, incorporated herein by reference to Exhibit (10)(xiv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a)	Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2012 Semi-Annual Incentive Plan, incorporated herein by reference to Exhibit 10(xvi) filed with SEC on March 26, 2012.

Exhibit (10)(xvii)	Letter Agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xviii)	Form of Employment Agreement Amendment, dated January 30, 2009 among the Company, the Bank and the senior executive officers, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2009.

Exhibit (10)(xix)	Bank of Oak Ridge Employee Stock Ownership Plan and Trust effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report in Form 8-k filed with the SEC on September 24, 2010.

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (101)	The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: May 15, 2012	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 15, 2012	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)