Form 10-Q
period 2012-06-30
Oak Ridge Financial Services, Inc.
filed 2012-08-14
CIK 1398006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 6, 2012, was as follows:

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

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets
June 30, 2012 (Unaudited) and December31, 2011 (Audited)
(Dollars in thousands)

	2012	2011

Assets
Cash and due from banks	$3,811	$5,293
Interest-bearing deposits with banks	16,958	16,150
Total cash and cash equivalents	20,769	21,443
Time deposits	—	1,050
Securities available-for-sale	49,738	51,212
Securities held-to-maturity (fair values of $4,533 in 2012 and $5,204 in 2011)	4,667	5,211
Federal Home Loan Bank Stock, at cost	588	795
Loans held for sale	1,383	808
Loans, net of allowance for loan losses of $4,437 in 2012 and $4,446 in 2011	253,627	250,832
Property and equipment, net	9,805	9,973
Foreclosed assets	1,938	2,216
Accrued interest receivable	1,399	1,554
Bank owned life insurance	5,008	4,939
Other assets	2,621	2,122
Total assets	$351,543	$352,155

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$30,592	$30,338
Interest-bearing	282,894	283,573
Total deposits	313,486	313,911
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	119	119
Other liabilities	2,360	1,929
Total liabilities	324,213	324,207

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,220	7,075
Common stock, no par value; 50,000,000 shares authorized; 1,808,445 issued and outstanding in 2012 and 2011	15,944	15,925
Warrant	1,361	1,361
Retained earnings	1,413	2,418
Accumulated other comprehensive income	1,392	1,169
Total stockholders’ equity	27,330	27,948
Total liabilities and stockholders’ equity	$351,543	$352,155

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
For the three and six months ended June 30, 2012 and 2011 (Unaudited)
(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans and fees on loans	$3,376	$3,651	$6,810	$7,233
Interest on deposits in banks	16	19	29	40
Federal Home Loan Bank stock dividends	3	2	6	5
Taxable investment securities	574	722	1,280	1,556
Total interest and dividend income	3,969	4,394	8,125	8,834
Interest expense
Deposits	571	830	1,245	1,723
Short-term and long-term debt	44	51	90	99
Total interest expense	615	881	1,335	1,822
Net interest income	3,354	3,513	6,790	7,012
Provision for loan losses	2,021	1,261	2,585	1,866
Net interest income after provision for loan losses	1,333	2,252	4,205	5,146
Noninterest income
Service charges on deposit accounts	106	138	209	295
Gain on sale of securities	—	257	—	257
Mortgage loan origination fees	179	42	291	108
Investment and insurance commissions	285	273	546	475
Fee income from accounts receivable financing	172	207	336	415
Debit card interchange income	203	163	385	295
Income earned on bank owned life insurance	34	35	69	72
Other service charges and fees	20	22	87	40
Total noninterest income	999	1,137	1,923	1,957
Noninterest expense
Salaries	1,626	1,427	3,314	2,892
Employee benefits	197	176	412	365
Employee Stock Ownership Plan	—	25	—	25
Occupancy expense	207	206	421	417
Equipment expense	225	217	435	427
Data and item processing	282	232	563	444
Professional and advertising	356	328	531	553
Stationary and supplies	94	104	171	226
Net cost of foreclosed assets	235	22	429	296
Telecommunications expense	84	57	153	110
FDIC assessment	78	146	154	278
Accounts receivable financing expense	52	65	101	131
Other expense	295	330	657	621
Total noninterest expense	3,731	3,335	7,341	6,785
Income (loss) before income taxes	(1,399)	54	(1,213)	318
Income tax expense (benefit)	(579)	(23)	(546)	48
Net income (loss)	$(820)	$77	$(667)	$270
Preferred stock dividends	(97)	(97)	(193)	(193)
Accretion of discount	(72)	(66)	(145)	(133)
Loss available to common stockholders	$(989)	$(86)	$(1,005)	$(56)
Basic loss per common share	$(0.55)	$(0.05)	$(0.56)	$(0.03)
Diluted loss per common share	$(0.55)	$(0.05)	$(0.56)	$(0.03)
Basic weighted average common shares outstanding	1,808,745	1,795,789	1,808,745	1,795,883
Diluted weighted average common shares outstanding	1,808,745	1,795,789	1,808,745	1,795,883

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
For the Six months ended June 30, 2012 and 2011 (Unaudited)
(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(820)	$77	$(667)	$270
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale	375	(484)	363	(399)
Tax effect	(145)	187	(140)	154
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	230	(297)	223	(245)
Reclassification adjustment for realized gains	—	257	—	257
Tax effect	—	(99)	—	(99)
Reclassification adjustment for realized gains, net of tax	—	158	—	158
Other comprehensive income (loss) net of tax	230	(139)	223	(87)
Comprehensive income (loss)	$(590)	$(62)	$(444)	$183

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2012 and 2011 (Unaudited)
(Dollars in thousands except shares of common stock)

		Common Stock
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156	$27,873
Net income					270		270
Other comprehensive loss						(87)	(87)
Preferred stock dividends					(193)		(193)
Stock Option Expense			11				11
Common stock issued pursuant to restricted stock awards		15,569	20				20
Preferred stock accretion	133				(133)		—
Balance June 30, 2011	$6,941	1,808,445	$15,872	$1,361	$2,651	$1,069	$27,894

		Common Stock
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings	Accumulated other comprehensive income	Total
Balance December 31, 2011	$7,075	1,808,445	$15,925	$1,361	$2,418	$1,169	$27,948
Net loss					(667)		(667)
Other comprehensive income						223	223
Preferred stock dividends					(193)		(193)
Stock Option and restricted stock expense			19				19
Preferred stock accretion	145				(145)		—
Balance June 30, 2012	$7,220	1,808,445	$15,944	$1,361	$1,413	$1,392	$27,330

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Six months ended June 30, 2012 and 2011(Unaudited)
(Dollars in thousands)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(667)	$270
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	460	433
Provision for loan losses	2,585	1,866
Gain on sale of securities	—	(257)
Loss (gain) on sale of property and equipment	(8)	4
Income earned on bank owned life insurance	(69)	(72)
Losses and writedowns on foreclosed assets	228	252
Deferred income tax (benefit) expense	(315)	543
Employee Stock Ownership Plan accrual	—	(875)
Origination of loans held for sale	(575)	—
Net accretion of discounts and premiums on securities	23	(58)
Changes in assets and liabilities:
Income taxes payable	(394)	(1,169)
Accrued income	155	(62)
Other assets	210	172
Accrued interest payable	—	34
Other liabilities	438	3
Net cash provided by operating activities	2,071	1,084

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(6,249)	(9,120)
Sales	—	2,195
Maturities and repayments	7,821	5,421
Activity in held-to-maturity securities:
Maturities and repayments	786	1,211
Time deposit maturities	1,050	1,514
Redemptions of Federal Home Loan Bank stock	207	93
Net decrease (increase) in loans	(6,203)	1,576
Purchases of property and equipment	(312)	(367)
Proceeds from sale of property and equipment	28	2
Proceeds from sale of foreclosed assets	745	756
Net cash used in investing activities	(2,127)	3,281

Cash flows from financing activities
Net decrease in deposits	(425)	(900)
Dividends paid on preferred stock	(193)	(193)
Net cash used in financing activities	(618)	(1,093)
Net decrease in cash and cash equivalents	(674)	3,272
Cash and cash equivalents, beginning	21,443	14,156
Cash and cash equivalents, ending	$20,769	$17,428

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Six months ended June 30, 2012 and 2011 (Unaudited)
(Dollars in thousands)

	2012	2011
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,335	$1,788
Taxes	$125	$693

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$803	$714

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

(B)       Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six month period ended June 30, 2012, in conformity with GAAP. Actual results could differ significantly from those estimates. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse and is influenced by the manufacturing and retail segment of the economy.

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

The allowance for loan losses (“AFLL”) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the AFLL is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Thus, future changes to the AFLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

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

(E)       Net Income Per Common Share

The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

In computing diluted net income per common share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of June 30, 2012 and 2011 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At June 30, 2012 and 2011, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

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

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements, except the inclusion of additional disclosure.

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

2.         INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$1,026	$68	$—	$1,094
FNMA or GNMA mortgage-backed securities	12,517	426	(140)	12,803
Private label mortgage-backed securities	9,997	345	(127)	10,215
Municipal securities	12,928	1,002	—	13,930
SBA debentures	10,505	691	—	11,196
Other domestic debt securities	500	—	—	500
Total securities available-for-sale	$47,473	$2,532	$(267)	$49,738

Held-to-maturity
Private label mortgage-backed securities	$4,667	$97	$(231)	$4,533
Total securities available-for-sale	$4,667	$97	$(231)	$4,533

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,029	$99	$—	$2,128
FNMA or GNMA mortgage-backed securities	15,703	488	(142)	16,049
Private label mortgage-backed securities	7,582	278	(21)	7,839
Municipal securities	12,292	679	—	12,971
SBA debentures	11,204	521	—	11,725
Other domestic debt securities	500	—	—	500
Total securities available-for-sale	$49,310	$2,065	$(163)	$51,212

Held-to-maturity
Private label mortgage-backed securities	$5,211	$288	$(295)	$5,204
Total securities available-for-sale	$5,211	$288	$(295)	$5,204

Sub-investment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Bank did not record impairment charges during the six months ended June 30, 2012 or the six months ended June 30, 2011. The Bank has recorded gross impairment charges of $177 thousand as of June 30, 2012.

The Bank had approximately $588 thousand at June 30, 2012 and $795 thousand at December 31, 2011 of investments in stock of the Federal Home Loan Banks (“FHLB”), which is carried at cost. On May 16, 2012, FHLB paid a dividend for the second quarter of 2012 based on an annualized dividend rate of 1.51%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2012. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $4.7 million and $3.8 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

The Company had no gross realized gains on the sale of securities for the six months ended June 30, 2012 and gross realized gains of $257 thousand for the six months ended June 30, 2011.

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at June 30, 2012 and December 31, 2011. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 (dollars in thousands).

2.           INVESTMENT SECURITIES, CONTINUED

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	1,582	(11)	3,798	(129)	5,380	(140)
Private label mortgage-backed securities	3,708	(127)	—	—	3,708	(127)
Municipal Securities	—	—	—	—	—	—
SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$5,290	$(138)	$3,798	$(129)	$9,088	$(267)

Held-to-maturity
Private label mortgage-backed securities	$826	$(115)	$1,750	$(116)	$2,576	$(231)
Total temporarily impaired securities	$826	$(115)	$1,750	$(116)	$2,576	$(231)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
FNMA or GNMA mortgage-backed securities	4,196	(83)	2,632	(59)	6,828	(142)
Private label mortgage-backed securities	3,167	(21)	—	—	3,167	(21)
SBA debentures	—	—	—	—	—	—
Other domestic debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$7,363	$(104)	$2,632	$(59)	$9,995	$(163)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$1,835	$(295)	$1,835	$(295)
Total temporarily impaired securities	$—	$—	$1,835	$(295)	$1,835	$(295)

At June 30, 2012, the unrealized losses in the available-for-sale portfolio relate to six FNMA mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Additionally, there are two available-for-sale private label mortgage-backed securities with market values less than amortized cost. These securities are rated AAA, by Standard and Poor’s. Therefore, the Company believes the deterioration in value is attributable to changes in market rates, and expects these security to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Lastly, there are three held-to-maturity private label mortgage-backed securities with credit ratings of B3, Caa2 and Caa2 by Moody’s as of June 30, 2012. Sub-investment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of June 30, 2012 indicated that projected principal repayments on these private label mortgage-backed-securities were in excess of their recorded values on that same date. As of June 30, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

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

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at June 30, 2012 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,293	2,374	—	—
Due after five years through ten years	15,165	16,096	—	—
Due after ten years	30,015	31,268	4,667	4,533
	$47,473	$49,738	$4,667	$4,533

3.       ALLOWANCE FOR LOAN LOSSES

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the six months ending June 30, 2012 and 2011 (dollars in thousands):

For the six months ended June 30, 2012

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446
Charge-offs	(861)	(400)	(1,056)	—	(400)	—	(13)	(2,730)
Recoveries	—	1	2	95	36	—	2	136
Provision	1,145	(12)	1,399	(339)	379	—	13	2,585

Ending balance	$484	$1,661	$1,220	$136	$907	4	$25	$4,437

For the six months ended June 30, 2011

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$4,375
Charge-offs	(585)	(1,055)	(218)	—	—	—	(14)	(1,872)
Recoveries	123	—	—	—	—	—	8	131
Provision	132	1,310	(82)	(16)	514	1	7	1,866

Ending balance	$485	$2,225	$937	$104	$722	$2	$25	$4,500

3.    ALLOWANCE FOR LOAN LOSSES, CONTINUED
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

As of June 30, 2012 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$32,677	$3,359	$789	$36,825
Real estate construction and development	28,479	5,710	3,828	38,017
Residential, one-to-four families	84,993	1,976	1,561	88,530
Residential, 5 or more families	1,575	328	13	1,916
Other commercial real estate	76,825	6,962	5,413	89,200
Agricultural	2,738	—	—	2,738
Consumer	2,245	8	—	2,253

Total	$229,532	$18,343	$11,604	$259,479

As of December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$32,467	$1,957	$1,642	$36,066
Real estate construction and development	28,969	8,283	4,043	41,295
Residential, one-to-four families	76,638	2,829	1,898	81,365
Residential, 5 or more families	4,502	848	793	6,143
Other commercial real estate	73,999	4,846	6,624	85,469
Agricultural	2,876	—	—	2,876
Consumer	2,111	13	—	2,124

Total	$221,562	$18,776	$15,000	$255,338

3.     ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table summarizes the past due loans by category as of June 30, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$74	$486	$560	$36,265	$36,825	$—
Real estate construction and development	2,080	1,321	3,401	34,616	38,017	86
Residential, one-to-four families	688	1,765	2,453	86,076	88,529	50
Residential, 5 or more families	—	13	13	1,903	1,916	—
Other commercial real estate	531	5,171	5,702	83,499	89,201	131
Agricultural	—	—	—	2,738	2,738	—
Consumer	8	—	8	2,245	2,253	—

Total	$3,381	$8,756	$12,137	$247,342	$259,479	$267

 The following table summarizes the past due loans by category as of December 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$15	$70	$85	$35,979	$36,066	$—
Real estate construction and development	816	690	1,506	39,789	41,295	—
Residential, one-to-four families	1,620	754	2,374	78,989	81,365	—
Residential, 5 or more families	—	793	793	5,352	6,143	—
Other commercial real estate	1,515	2,300	3,815	81,656	85,469	—
Agricultural	—	—	—	2,876	2,876	—
Consumer	13	—	13	2,111	2,124	—

Total	$3,979	$4,607	$8,586	$246,752	$255,338	$—

3.   ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table summarizes the allowance for loan losses and recorded investment in loans as of June 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$—	$484	$484	$675	$36,150	$36,825
Real estate construction and development	101	1,560	1,661	3,675	34,342	38,017
Residential, one-to-four families	—	1,220	1,220	—	88,529	88,529
Residential, 5 or more families	—	136	136	1,068	848	1,916
Other commercial real estate	—	907	907	5,402	83,799	89,201
Agricultural	—	4	4	—	2,738	2,738
Consumer	—	25	25	—	2,253	2,253

Total	$101	$4,336	$4,437	$10,820	$248,659	$259,479

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$—	$200	$200	$1,275	$34,789	$36,066
Real estate construction and development	301	1,771	2,072	4,583	36,712	41,295
Residential, one-to-four families	1	874	875	1,230	80,133	81,365
Residential, 5 or more families	—	380	380	765	5,380	6,143
Other commercial real estate	72	820	892	6,240	79,231	85,469
Agricultural	—	4	4	—	2,876	2,876
Consumer	—	23	23	—	2,124	2,124

Total	$374	$4,072	$4,446	$14,093	$241,245	$255,338

3.    ALLOWANCE FOR LOAN LOSSES, CONTINUED

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

The following table presents impaired loans as of June 30, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$674	$1,524	$—
Real estate construction and development	2,411	3,172	—
Residential, one-to-four families	1,068	1,403	—
Residential, 5 or more families	—	—	—
Other commercial real estate	5,402	6,051	—
Agricultural	—	—	—
Consumer	—	—	—
Total impaired loans with no related allowance recorded	$9,555	$12,150	$—
With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	1,264	1,265	101
Residential, one-to-four families	—	—	—
Residential, 5 or more families	—	—	—
Other commercial real estate	—	—	—
Agricultural	—	—	—
Consumer	—	—	—
Total impaired loans with allowance recorded	$1,264	$1,265	$101
Total
Commercial	$674	$1,524	$—
Real estate construction and development	3,675	4,437	101
Residential, one-to-four families	1,068	1,403	—
Residential, 5 or more families	—	—	—
Other commercial real estate	5,402	6,051	—
Total impaired loans	$10,819	$13,415	$101

The following table presents impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,275	$1,275	$—
Real estate construction and development	3,227	3,988	—
Residential, one-to-four families	1,206	1,206	—
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,017	6,547	—
Agricultural	—	—	—
Consumer	—	—	—
Total impaired loans with no related allowance recorded	$12,490	$14,305	$—
With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	1,355	1,355	301
Residential, one-to-four families	24	24	1
Residential, 5 or more families	—	—	—
Other commercial real estate	223	223	72
Agricultural	—	—	—
Consumer	—	—	—
Total impaired loans with allowance recorded	$1,602	$1,602	$374
Total
Commercial	$1,275	$1,275	$—
Real estate construction and development	4,583	5,343	301
Residential, one-to-four families	1,230	1,230	1
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,240	6,770	72
Total impaired loans	$14,093	$15,907	$374

4.       TROUBLED DEBT RESTRUCTURINGS

The total amount of troubled debt restructured loans outstanding as of June 30, 2012 was $5.7 million with no related reserves. There were no troubled debt restructured loans during the three- and six-months ended June 30, 2012. When restructuring loans the Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

There were no loans that were modified as troubled debt restructurings during the past twelve months for which there was a payment default during the three- and six-months ended June 30, 2012.

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

Compensation cost for the plans above charged to income for the six months ended June 30, 2012 and 2011 was approximately $19 thousand and $31 thousand, respectively.

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

A summary of the status of stock options as of June 30, 2012 and 2011, and changes during the years then ended, is presented below:

 A summary of the status of outstanding stock options as of June 30, 2012 and 2011, and changes during the periods then ended, is presented below:

	2012		2011
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	232,190	$9.68	318,708	$9.47
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	(88,281)	8.80
Options outstanding, end of period	232,190	$9.68	230,427	$9.73

Information regarding the stock options outstanding and exercisable at June 30, 2012 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50	19,500	8.17 Years	$4.82	$—
$10.00-10.39	120,031	2.17 Years	10.00	—
$10.40-11.20	86,896	1.92 Years	10.68	—
	226,190	2.59 Years	$9.81	$—

 6.        STOCK OPTION AND RESTRICTED STOCK PLANS, CONTINUED

Information regarding the stock options outstanding and exercisable as of June 30, 2011 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00-10.39	119,794	3.17 Years	10.00	—
$10.40-11.20	86,896	2.92 Years	10.68	—
	206,690	3.06 Years	$9.84	$—

No options were granted or contractually vested for the six months ended June 30, 2012 and 2011.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At June 30, 2012 the cost of the Company's mortgage loans held-for-sale approximated the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, all of the impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at June 30, 2012 is $2.1 million. At December 31, 2011 the carrying value of OREO was $2.2 million. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following tables present assets measured at fair value on a recurring basis:

June 30, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$1,094	$—	$1,094	$—
FNMA or GNMA mortgage-backed securities	12,803	—	12,803	—
Private label mortgage-backed securities	10,215	—	10,215	—
Municipal securities	13,930	—	13,930	—
SBA debentures	11,196	—	11,196	—
Other domestic debt securities	500	—	—	500
Investment securities available-for-sale	$49,738	$—	$49,238	$500
Total assets at fair value	$49,738	$—	$49,238	$500
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,128	$—	$2,128	$—
FNMA or GNMA mortgage-backed securities	16,049	—	16,049	—
Private label mortgage-backed securities	7,839	—	7,839	—
Municipal securities	12,971	1,914	11,057	—
SBA debentures	11,725	—	11,725	—
Other domestic debt securities	500	—	—	500
Investment securities available-for-sale	$51,212	$1,914	$48,798	$500
Total assets at fair value	$51,212	$1,914	$48,798	$500
Total liabilities at fair value	$—	$—	$—	$—

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Assets recorded at fair value on a nonrecurring basis

June 30, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$1,264	$—	$—	$1,264
Impaired loans receivable	1,264	—	—	1,264
Foreclosed assets	1,938	—	—	1,938
Total assets at fair value	$3,202	$—	$—	$3,202
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$702	$—	$—	$702
Land and acquisition and development loans	653	—	—	653
Closed-end first lien loans secured by one-to-four family residential properties	24	—	—	24
Secured by nonfarm nonresidential properties	223	—	—	223
Impaired loans receivable	1,602	—	—	1,602
Foreclosed assets	2,216	—	—	2,216
Total assets at fair value	$3,818	$—	$—	$3,818
Total liabilities at fair value	$—	$—	$—	$—

The following table provides Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$1,264	Appraised Value	Appraisals and/or sales of comparable properties	n/a

Foreclosed assets	$1,938	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes/bids	n/a

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$20,769	$20,769	$20,769	$—	$—
Securities, available-for-sale	49,738	49,738	—	49,238	500
Securities, held-to-maturity	4,667	4,533	—	4,533	—
Federal Home Loan Bank stock	588	588	588	—	—
Loans, net of allowance for loan losses	253,627	256,277	—	—	256,277
Bank owned life insurance	5,008	5,008	—	—	5,008
Financial liabilities:
Deposits	313,486	316,362	—	316,362	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$21,443	$21,443	$21,443	$—	$—
Time deposits	1,050	1,050	—	1,050	—
Securities, available-for-sale	51,212	51,212	1,914	48,798	500
Securities, held-to-maturity	5,211	5,204	—	5,204	—
Federal Home Loan Bank stock	795	795	795	—	—
Loans, net of allowance for loan losses	250,832	254,148	—	—	254,148
Bank owned life insurance	4,939	4,939	—	—	4,939
Financial liabilities:
Deposits	313,911	318,708	—	318,708	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2011 and 2012.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2012	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, June 30, 2012	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, June 30, 2011	$500

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

Executive Overview

Executive Summary

For the first six months of 2012, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, building liquidity sources and managing capital. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the six months ended June 30, 2012, we had a continued shift in our deposit mix as noninterest-bearing and interest-bearing checking accounts increased $253 thousand and $4.5 million, respectively, from year end 2011 to June 30, 2012, driven by what we believe was a move away from large financial institutions to smaller community banks like ours.

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $5.0 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $2.7 million in unused capital are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 13.6% at June 30, 2012, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $2.7 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.7% at June 30, 2012 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2011, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP liability by expensing the plan that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in our marketplace of every employee as a participant in the ESOP owning a part of the Company.

Our core strategies are to: (1) grow the loan portfolio while improving asset quality by either improving or disposing of problem assets; (2) increase noninterest income; (3) grow core deposits; (4) manage expenses; and (5) make strategic investments in personnel and technology to increase revenue and increase efficiency.

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

Comparison of Results of Operations for the Three- and six- Month Periods Ending June 30, 2012 and 2011

Net Income

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2012 as compared to the same period in 2011.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2012	Amount	%	June 30, 2012	Amount	%

Total interest income	$3,969	$(425)	(9.7)	$8,125	$(709)	(8.0)
Total interest expense	615	(266)	(30.2)	1,335	(487)	(26.7)

Net interest income	3,354	(159)	(4.5)	6,790	(222)	(3.2)
Provision for loan losses	2,021	760	60.3	2,585	719	38.5
Net interest income after provision for loan losses	1,333	(919)	(40.8)	4,205	(941)	(18.3)
Noninterest income	999	(138)	(12.1)	1,923	(34)	(1.7)
Noninterest expense	3,731	396	11.9	7,341	556	8.2
Income before income taxes	(1,399)	(1,453)	(2690.7)	(1,213)	(1,531)	(481.4)
Income tax expense	(579)	(556)	(2,417.4)	(546)	(594)	(1,237.5)
Net income	(820)	(897)	(1,164.9)	(667)	(937)	(347.0)
Preferred stock dividend and accretion of discount	(169)	(6)	(3.7)	(338)	(12)	(3.7)
Net income (loss) available to common shareholders	$(989)	$(903)	(1,050.0)	$(1,005)	$(949)	(1,694.6)

Results of Operations
Net loss for the quarter ended June 30, 2012 was $820 thousand before preferred dividends, compared to net income of $77 thousand in the same period of 2011. Net loss to common shareholders for the three-month periods ending June 30, 2012 and 2011 were $989 thousand and $86 thousand, respectively. Basic and diluted loss per common share was $0.55 and $0.05 for the three-month periods ending June 30, 2012.

Net loss for the six month period ended June 30, 2012 was $667 thousand before preferred dividends, compared to net income of $270 thousand in the same period of 2011. Net loss to common shareholders for the six-month periods ending June 30, 2012 and 2011 were $1.0 million and $56 thousand, respectively. Basic and diluted loss per common share was $0.56 and $0.03 for the six-month periods ending June 30, 2012.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2012 was $3.4 million, a decrease of $159 thousand or 4.5% when compared to net interest income of $3.5 million for the three months ended June 30, 2011.

 The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

Interest income decreased $425 thousand or 9.7% for the three months ended June 30, 2012 compared to the same three months of 2011.  The decrease for the three months ended June 30, 2012 is primarily due to decreases on rates earned on these assets. The yield on average earning assets decreased 58 basis points for the three months ending June 30, 2012 to 4.70% from the same period in 2011.  Management attributes the decrease in the yield on our earning assets to the decline in offering rates on new and renewed loans, as well as a decrease in the yield on investment securities.

Our average cost of funds during the three months ended June 30, 2012 was 0.76%, a decrease of 46 basis points when compared to 1.22% for the three months ended June 30, 2011. Average rates paid on deposits decreased 51 basis points from 1.23% for the three months ended June 30, 2011 to 0.72% for the three months ended June 30, 2012, while our average cost of borrowed funds increased 94 basis points during the three months ended June 30, 2012 compared to the same period in 2011. Total interest expense decreased $266 thousand or 30.2% during the three months ended June 30, 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities.

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

Our annualized net interest margin for the three months ended June 30, 2012 was 4.03% compared to 4.28% for the same period in 2011, while our net interest spread for the three months ended June 30, 2012 was 3.94% compared to 4.06% for the same period in 2011.

Net interest income for the six months ended June 30, 2012 was $6.8 million, a decrease of $222 thousand or 3.2% when compared to net interest income of $7.0 million for the six months ended June 30, 2011.

 Interest income decreased $709 thousand or 8.0% for the six months ended June 30, 2012 compared to the same six months of 2011.  The decrease for the six months ended June 30, 2012 is primarily due to decreases on rates earned on these assets. The yield on average earning assets decreased 52 basis points for the six months ending June 30, 2012 to 4.82% from the same period in 2011.  Management attributes the decrease in the yield on our earning assets to the decline in offering rates on new and renewed loans, as well as a decrease in the yield on investment securities.

Our average cost of funds during the six months ended June 30, 2012 was 0.83%, a decrease of 44 basis points when compared to 1.27% for the six months ended June 30, 2011. Average rates paid on deposits decreased 49 basis points from 1.28% for the six months ended June 30, 2011 to 0.79% for the six months ended June 30, 2012, while our average cost of borrowed funds increased 102 basis points during the six months ended June 30, 2012 compared to the same period in 2011. Total interest expense decreased $487 thousand or 26.7% during the six months ended June 30, 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities.

Our annualized net interest margin for the six months ended June 30, 2012 was 4.09% compared to 4.29% for the same period in 2011, while our net interest spread for the six months ended June 30, 2012 was 3.99% compared to 4.07% for the same period in 2011.

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

 Noninterest Income

Noninterest income decreased 12.1% and 1.7% for the three- and six-month periods, respectively, ending June 30, 2012 compared to the same period in 2011.

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2012	Amount	%	June 30, 2012	Amount	%
Service charge on deposit accounts	$106	$(32)	(23.2)	$209	$(86)	(29.2)
Gain on sale of securities	—	(257)	(100.0)	—	(257)	(100.0)
Mortgage loan origination fees	179	137	326.2	291	183	169.4
Investment and insurance commissions	285	12	4.4	546	71	14.9
Fee income from accounts receivable financing	172	(35)	(16.9)	336	(79)	(19.0)
Debit card interchange income	203	40	24.5	385	90	30.5
Income earned on bank owned life insurance	34	(1)	(2.9)	69	(3)	(4.2)
Other service charges and fees	20	(2)	(9.1)	87	47	117.5
Total noninterest income	$999	$(138)	(12.1)	$1,923	$(34)	(1.7)

Noninterest income decreased $138 thousand or 12.1% to $999 thousand for the three months ended June 30, 2012 compared to $1.1 million for the same period in 2011. The increase in noninterest income in the three months ended June 30, 2012 is primarily due to increases in mortgage loan origination fees, investment and insurance commissions and debit card interchange income, offset by decreases in service charges on deposit accounts, gain on sale of securities, fee income from accounts receivable financing, income earned on bank owned life insurance, and other service charges and fees. Service charges on deposit accounts decreased $32 thousand for the three months ended June 30, 2012 as compared to the same period in 2011. The primary reason for this decline were decreases in non sufficient funds fees due to a greater customer awareness of such fees and regulations regarding such fees that affect the entire banking industry.  Gains on sale of securities were $257 thousand in the three months ended June 30, 2011 with no gains during the same period in 2012. Mortgage loan origination fees increased $137 thousand for the three months ended June 30, 20112 as compared to the same periods in 2011. The primary reason for this increase were new mortgage loan officers hired near the end of 2011 that were more productive than those employed by the Bank during the three months ended June 30, 2011. Investment and insurance commissions increased $12 thousand for the three months ended June 30, 2012 as compared to the same periods in 2011, largely due to the continued growth in 2012 of recurring investment commission income as compared to 2011. Fee income from accounts receivable financing decreased $35 thousand for the three months ended June 30, 2012 as compared to the same period in 2011. The primary reason for the decrease was lower receivables of existing clients and fewer clients in 2012 as compared to 2011. Debit card interchange income increased $40 thousand for the three months ended June 30, 2012 as compared to the same period in 2011. The primary reason for the increase was the continued growth of consumer checking accounts with debit cards at the Bank during 2011 and the first six months of 2012.

Noninterest income decreased $34 thousand or 1.7% to $1.9 million for the six months ended June 30, 2012 compared to $2.0 million for the same period in 2011. The increase in noninterest income in the six months ended June 30, 2012 is primarily due to increases in mortgage loan origination fees, investment and insurance commissions, debit card interchange income, and other service charges and fees, offset by decreases in service charges on deposit accounts, gain on sale of securities, fee income from accounts receivable financing, and income earned on bank owned life insurance. Service charges on deposit accounts decreased $86 thousand for the six months ended June 30, 2012 as compared to the same period in 2011. The primary reason for this decline were decreases in non sufficient funds fees due to a greater customer awareness of such fees and regulations regarding such fees that affect the entire banking industry.  Gains on sale of securities were $257 thousand in the six months ended June 30, 2011 with no gains during the same period in 2012. Mortgage loan origination fees increased $183 thousand for the six months ended June 30, 20112 as compared to the same periods in 2011. The primary reason for this increase were new mortgage loan officers hired near the end of 2011 that were more productive than those employed by the Bank during the six months ended June 30, 2011. Investment and insurance commissions increased $71 thousand for the six months ended June 30, 2012 as compared to the same periods in 2011, largely due to the continued growth in 2012 of recurring investment commission income as compared to 2011. Fee income from accounts receivable financing decreased $79 thousand for the six months ended June 30, 2012 as compared to the same period in 2011. The primary reason for the decrease was lower receivables of existing clients and fewer clients in 2012 as compared to 2011. Debit card interchange income increased $90 thousand for the six months ended June 30, 2012 as compared to the same period in 2011. The primary reason for the increase was the continued growth of consumer checking accounts with debit cards at the Bank during 2011 and the first six months of 2012. Other service charges and fees increased by $47 thousand for the six months ended June 30, 2012 as compared to the same period in 2011. The primary reason for the increase was a reimbursement in excess of actual expenses from a previously charged off loan.

 Noninterest Expense

Noninterest expense increased 11.9% and 8.2% for the three- and six-month periods, respectively, ending June 30, 2012 compared to the same period in 2011.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Six Months Ended	Changes from the Prior Year
	June 30, 2012	Amount	%	June 30, 2012	Amount	%
Salaries	$1,626	$199	13.9	$3,314	$422	14.6
Employee benefits	197	21	11.9	412	47	12.9
Employee Stock Ownership Plan	—	(25)	(100.0)	—	(25)	(100.0)
Occupancy expense	207	1	.5	421	4	1.0
Equipment expense	225	8	3.7	435	8	1.9
Data and items processing	282	50	21.6	563	119	26.8
Professional and advertising	356	28	8.5	531	(22)	(4.0)
Stationary and supplies	94	(10)	(9.6)	171	(55)	(24.3)
Net cost of foreclosed assets	235	213	968.2	429	133	44.9
Telecommunications expense	84	27	47.4	153	43	39.1
FDIC assessment	78	(68)	(46.6)	154	(124)	(44.6)
Accounts receivable financing expense	52	(13)	(20.0)	101	(30)	(22.9)
Other expense	295	(35)	(10.6)	657	36	5.8
Total noninterest expense	$3,731	$396	11.9	$7,341	$556	8.2

Salary expense for the three months ended June 30, 2012 increased $199 thousand as compared to the same prior year period. The increases were due to regular salary increases and market adjustments that went into effect for all employees on January 1, 2012, as well as new positions that were added after June 30, 2011 through June 30, 2012.

Employee benefits for the three months ended June 30, 2012 increased $21 thousand over the same prior year period. The principal reason for this increase was increases in health care premiums for the Bank and its employees that went into effect on June 1, 2011, as well as a higher number of employees during the three months ended June 30, 2012 as compared to the same period in 2011.

Occupancy and Equipment expenses for the three months ended June 30, 2012 were relatively unchanged compared to the same prior year period.

Data and other processing expenses increased $50 thousand over the same prior year period, primarily due to increased expenses associated with higher levels of debit card interchange income, and to a lesser extent, enhancements to the Bank’s internet banking bill payment systems as well as the purchase of other internet based products in the second half of 2011.

Professional and advertising expenses for the three months ended June 30, 2012 increased $28 thousand over the same prior year period. The majority of the increase was due to higher legal fees mostly related to past due loans for the three months ended June 30, 2012 compared to the same period in 2011.

Stationary and supplies expenses for the three months ended June 30, 2012 decreased $10 thousand over the same prior year period. The decline was caused by decreases in mailings to customers.

Net cost of foreclosed assets for the three months ended June 30, 2012 increased $213 thousand over the same prior year period. Increases in writedowns of foreclosed assets and related expenses in the three months ended June 30, 2012 compared to the same period in 2011 caused the total increase.

Telecommunications expense for the three months ended June 30, 2012 increased $27 thousand over the same prior year period. The increase was caused by an upgrade of the Bank’s telecommunication capacity in 2012.

FDIC assessment for the three months ended June 30, 2012 decreased $68 thousand over the same prior year period. The FDIC assessment expense is primarily due to the expensing of a prepaid asset that was established in 2009 when FDIC insured banks were required to pay an estimated three years of FDIC assessments in order to replenish the FDIC insurance fund. The Bank’s assessment was based on an annualized average rate of growth of 5% in the Bank’s deposits during that time. The Bank’s actual rate of growth has been less than 5% which has resulted in a smaller expense than originally projected. Some of the decrease was also related to the adoption of a new assessment formula by the FDIC, effective in the second quarter of 2011.

Accounts receivable financing expense for the three months ended June 30, 2012 decreased $13 thousand over the same prior year period. Most of the decline is attributable to the decline in fee income from accounts receivable financing during over the same periods from 2011 to 2012.

Other expense for the three months ended June 30, 2012 decreased $35 thousand over the same prior year period. The primary reason for the decreases were lower training and education expenses in the three months ended June 30, 2012 as compared to the same period in 2011.

Salary expense for the six months ended June 30, 2012 increased $422 thousand as compared to the same prior year period. The increases were due to regular salary increases and market adjustments that went into effect for all employees on January 1, 2012, as well as new positions that were added after June 30, 2011 through June 30, 2012.

Employee benefits for the six months ended June 30, 2012 increased $47 thousand over the same prior year period. The principal reason for this increase was increases in health care premiums for the Bank and its employees that went into effect on June 1, 2011, as well as a higher number of employees during the six months ended June 30, 2012 as compared to the same period in 2011.

Occupancy and Equipment expenses for the six months ended June 30, 2012 were relatively unchanged compared to the same prior year period.

Data and other processing expenses increased $119 thousand over the same prior year period, primarily due to increased expenses associated with higher levels of debit card interchange income, and to a lesser extent, enhancements to the Bank’s internet banking bill payment systems as well as the purchase of other internet based products in the second half of 2011.

Professional and advertising expenses for the six months ended June 30, 2012 were relatively unchanged compared to the same prior year period. Stationary and supplies expenses for the six months ended June 30, 2012 decreased $55 thousand over the same prior year period. The decline was caused by decreases in mailings to customers.

Net cost of foreclosed assets for the six months ended June 30, 2012 increased $133 thousand over the same prior year period. Increases in writedowns of foreclosed assets and related expenses in the six months ended June 30, 2012 compared to the same period in 2011 caused the total increase.

Telecommunications expense for the six months ended June 30, 2012 increased $43 thousand over the same prior year period. The increase was caused by an upgrade of the Bank’s telecommunication capacity in 2012.

FDIC assessment for the six months ended June 30, 2012 decreased $124 thousand over the same prior year period. The FDIC assessment expense is primarily due to the expensing of a prepaid asset that was established in 2009 when FDIC insured banks were required to pay an estimated three years of FDIC assessments in order to replenish the FDIC insurance fund. The Bank’s assessment was based on an annualized average rate of growth of 5% in the Bank’s deposits during that time. The Bank’s actual rate of growth has been less than 5% which has resulted in a smaller expense than originally projected. Some of the decrease was also related to the adoption of a new assessment formula by the FDIC, effective in the second quarter of 2011.

Accounts receivable financing expense for the six months ended June 30, 2012 decreased $30 thousand over the same prior year period. Most of the decline is attributable to the decline in fee income from accounts receivable financing during over the same periods from 2011 to 2012.

Other expense for the six months ended June 30, 2012 increased $36 thousand over the same prior year period. The primary reason for the increase were higher appraisal expenses in 2012 as compared to 2011, offset by lower training and education expenses during the same period.

Income Taxes

Income tax expense for the six months ended June 30, 2012 decreased $594 thousand over the same period in 2011. The primary reason was the net loss before income tax expense in 2012 as compared to 2011, as well as the deductibility of interest for tax purposes of municipal securities that were purchased mostly in the last quarter of 2011 and first six months of 2012.

Income tax expense for the three months ended June 30, 2012 decreased $556 thousand over the same period in 2011. The primary reason was the net loss before income tax expense in 2012 as compared to 2011, as well as the deductibility of interest for tax purposes of municipal securities that were purchased mostly in the last quarter of 2011 and first six months of 2012.

Analysis of Financial Condition at June 30, 2012 and December 31, 2011

Loans Receivable

As of June 30, 2012, loans, net of allowance for loan losses, increased to $253.6 million, up 1.1% from $250.8 million at December 31, 2011. The increase is due to increased calling efforts of the Bank’s commercial loan officers and branch managers.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At June 30,
	2012	2011
Allowance for loan losses at beginning of period	$4,446	$4,375
Loans charged off:
Real estate – Construction & Development	(400)	(1,055)
Residential 1-4 Families	(1,056)	(218)
Residential 5 or More Families	—	—
Other Commercial Real Estate	(400)	—
Commercial	(861)	(585)
Consumer	(13)	(14)

Total charge-offs	(2,730)	(1,872)

Recoveries:
Real estate – Construction & Development	1	123
Residential 1-4 Families	2	—
Residential 5 or More Families	95	—
Other Commercial Real Estate	36	—
Commercial	—	—
Consumer	2	8

Total recoveries	136	131

Net charge-offs	(2,594)	(1,741)
Provision for loan losses	2,585	1,866

Allowance for loan losses at end of period	$4,437	$4,500

Total loans outstanding at end of period	$259,479	$252,679

Average loans outstanding	$258,531	$255,234

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	2.01%	1.36%
Ratio of allowance for loan losses to loans outstanding at period-end	1.71	1.78

At June 30, 2012, our allowance for loan losses as a percentage of loans was 1.72%, down from 1.74% at December 31, 2011 and 1.78% at June 30, 2011. The decrease in the allowance as a percentage of loans from June 30, 2011 to June 30, 2012 is primarily due to a decline in the specific reserves allocated to impaired loans, offset by an increase in the general allowance due to increased historical charge offs.  In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Loans are charged-off against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status unless the loan is considered to be well secured and in process of collection. If the loan is deemed to be collateral dependent, the principal balance is either written down immediately or reserved as a write-down in the Bank’s allowance model to reflect the current market valuation based on an independent appraisal which may be adjusted by management based on more recent market conditions. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full, while if it is secured the loan is charged down to the net liquidation value of the collateral.

Net charge-offs of $2.6 million in the first six months of 2012 increased by $853 thousand when compared to the same period in 2011. Net charge-offs from real estate secured loans were $1.7 million and $1.3 million in 2012 and 2011, respectively. Net charge-offs from commercial loans were $861 thousand in the first six months of 2012 compared to $462 thousand during the same period in 2011. Net charge-offs from loans to individuals was $11 thousand in the first six months of 2012, net charge offs from loans to individuals were $6 thousand in the same period in 2012.

Asset quality remains a top priority for us. For the six months ended June 30, 2012, annualized net loan charge-offs were 2.01% of average loans compared to annualized net charge-offs of 1.36% for the six months ended June 30, 2011. The ratio of annualized net charge-offs to average loans increased mainly due to a higher than normal level of loan recoveries in the three months ended June 30, 2011. Total charge offs increased to $2.7 million from $1.9 million during the six months ended June 30, 2012 and 2011, respectively. The ratio of our allowance for loan losses to nonperforming loans decreased to 49% as of June 30, 2012 compared to 97% at December 31, 2011. The decrease is the result of our allowance remaining essentially unchanged from December 31, 2011 to June 30, 2012 and our nonperforming loans increasing approximately 95% during the same period. Although nonperforming loans have increased significantly from December 31, 2011 to June 30, 2012, the outstanding balance of impaired loans has declined from $14.1 million to $10.8 million, and the associated specific reserves allocated to impaired loans has declined from $324 thousand to $101 thousand. Additionally, historical loss calculations for each homogeneous risk group of loans not considered impaired is based on a weighted average loss ratio calculation over the most recent two-year period. Although our weighted average losses have been increasing, the loan balances in the categories with among the highest loss ratios have been declining mostly due to those losses, which has resulted in a lower overall estimated loan loss estimate in these homogenous risk groups of loans not considered impaired.

Nonaccrual loans increased from $4.6 million as of December 31, 2011 to $8.8 million as of June 30, 2012. Most of the increase was associated with loans that were current and classified as substandard as of December 31, 2011 migrating to nonaccrual status as of June 30, 2012. Although nonaccrual loans increased in the first six months of 2012, loans classified substandard and lower declined from $15.0 million as of December 31, 2011 to $11.6 million as of June 30, 2012. The decline is primarily due to charging down and disposing of these assets. To a lesser extent the decrease is related to an upgrade of assets classified substandard or lower as of December 31, 2011 to special mention or higher as of June 30, 2012.

 Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At June 30, 2012, we had loans totaling $10.8 million (which includes $9.6 million in nonperforming loans) which were considered to be impaired compared to $14.1 million at December 31, 2011. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at June 30, 2012.

Analysis of Loans Considered Impaired (Dollars in thousands)

As of June 30, 2012 (dollars in thousands):

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	17	$7,096	$—
Restructured loans	4	2,523	—
Total nonperforming loans	21	$9,619	$—
Other impaired loans with allocated reserves	2	1,022	101
Impaired loans without allocated reserves	2	178	—
Total impaired loans	25	$10,819	$101

As of December 31, 2011 (dollars in thousands):

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	10	$3,476	$25
Restructured loans	8	4,591	103
Total nonperforming loans	18	$8,067	$128
Other impaired loans with allocated reserves	2	1,206	246
Impaired loans without allocated reserves	7	4,820	—
Total impaired loans	27	$14,093	$374

As of June 30, 2012 there was $1.0 million in other impaired loans with allocated reserves which represent two loans to a building contractor. As of December 31, 2011 there was $1.2 million in other impaired loans with allocated reserves which represent three loans to two building contractors.

Investment Portfolio

Our available-for-sale investment securities totaled $49.7 million at June 30, 2012, compared to $51.2 million at December 31, 2011. The overall decrease was due to repayments and maturities of approximately $7.8 million, accretion of discount of approximately $300 thousand, purchases of $6.2 million, and an increase in the unrealized gain of $363 thousand.  Our held-to-maturity investment securities totaled $4.7 million at June 30, 2012 and $5.2 million at December 31, 2011, with the decline between these two periods resulting from principal payments and accretion of a discount of approximately $544 thousand. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges on subinvestment grade securities for the six months ended June 30, 2012 and June 30, 2011.

Deposits

Deposits decreased to $313.5 million, or 0.1% as of June 30, 2012 compared to deposits of $313.9 million at December 31, 2011. Noninterest-bearing deposits increased $254 thousand, or 0.8%, from December 31, 2011 to June 30, 2012, and total interest-bearing deposits decreased $679 thousand during the same period of time.

 Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at June 30, 2012 and December 31, 2011. At June 30, 2012 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at June 30, 2012 and December 31, 2011.

Long-term debt consists of advances from FHLB with maturities greater than one year. The Company had no long-term borrowings from the FHLB at June 30, 2012 and December 31, 2011. There was no long-term debt outstanding as June 30, 2012, as the Bank repaid these borrowings out of existing liquidity during the three months ended September 30, 2011.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on June 30, 2012 and December 31, 2011.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first six months of 2012, the Bank’s brokered and internet generated time deposits decreased $3.8 million to $52.8 million as the Bank chose to raise these funds at lower rates than local time deposits. Of the total brokered deposits of $52.8 million as of June 30, 2012, $27.1 million were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $24.9 million and $18.4 million of advances from the FHLB at June 30, 2012 and December 31, 2011, respectively. The Company had no outstanding FHLB advances at June 30, 2012 and December 31, 2011.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2012 and December 31, 2011, we owned 5,875 and 7,949 shares of the FHLB’s $100 par value capital stock, respectively.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at June 30, 2012 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2011, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of June 30, 2012, we had $199 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of June 30, 2012, our total shareholders’ equity was $27.3 million (consisting of common shareholders’ equity of $20.1 million and preferred stock of $7.2 million) compared with total shareholders’ equity of $27.9 million as of December 31, 2011 (consisting of common shareholders’ equity of $20.9 million and preferred stock of $7.0 million).

Common shareholders’ equity decreased by approximately $800 thousand to $20.1 million at June 30, 2012 from $20.9 million at December 31, 2011. We experienced a decrease of $667 thousand due to our net loss, payment of dividends of $193 thousand on preferred shares, and accretion of discount of $145. These decreases were offset by increases due to a net change in other comprehensive income of $223 thousand associated with our available-for-sale securities portfolio, and an increase in common stock of $19 thousand associated with the expensing of restricted stock and stock options.

The Bank is subject to minimum capital requirements. As the following table indicates, at June 30, 2012, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At June 30, 2012
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.6%	8.0%	10.0%
Tier 1 risk-based capital ratio	12.3%	4.0%	6.0%
Leverage ratio	8.8%	4.0%	5.0%

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2012 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a)           Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2012 Semi-Annual Incentive Plan, incorporated herein by reference to Exhibit 10 (xvi) filed with the SEC on March 26, 2012.

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

Exhibit (14)	Code of Ethics for Senior Officers Policy incorporated herein by reference to Exhibit 14 to the Form 8-K filed with the SEC on March 28, 2008.

Exhibit (31)(i)	Certification of Ronald O. Black.

Exhibit (31)(ii)	Certification of Thomas W. Wayne.

Exhibit (32)	Certificate of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: August 14, 2012	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 14, 2012	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)