Form 10-Q
period 2012-09-30
Oak Ridge Financial Services, Inc.
filed 2012-11-14
CIK 1398006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 6, 2012, was as follows:

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

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets
September 30, 2012 (Unaudited) and December 31, 2011 (Audited)
(Dollars in thousands)

	2012	2011

Assets
Cash and due from banks	$3,943	$5,293
Interest-bearing deposits with banks	7,953	16,150
Total cash and cash equivalents	11,896	21,443
Time deposits	—	1,050
Securities available-for-sale	46,955	51,212
Securities held-to-maturity (fair values of $4,414 in 2012 and $5,204 in 2011)	4,187	5,211
Federal Home Loan Bank Stock, at cost	528	795
Loans held for sale	2,519	808
Loans, net of allowance for loan losses of $4,477 in 2012 and $4,446 in 2011	255,760	250,832
Property and equipment, net	9,625	9,973
Foreclosed assets	2,461	2,216
Accrued interest receivable	1,538	1,554
Bank owned life insurance	5,043	4,939
Other assets	2,431	2,122
Total assets	$342,943	$352,155

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$47,258	$30,338
Interest-bearing	257,679	283,573
Total deposits	304,937	313,911
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	123	119
Other liabilities	2,066	1,929
Total liabilities	315,374	324,207

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,293	7,075
Common stock, no par value; 50,000,000 shares authorized; 1,808,445 issued and outstanding in 2012 and 2011	15,951	15,925
Warrant	1,361	1,361
Retained earnings	1,302	2,418
Accumulated other comprehensive income	1,662	1,169
Total stockholders’ equity	27,569	27,948
Total liabilities and stockholders’ equity	$342,943	$352,155

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
For the three and nine months ended September 30, 2012 and 2011 (Unaudited)
(Dollars in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans and fees on loans	$3,364	$3,630	$10,174	$10,864
Interest on deposits in banks	6	15	35	56
Federal Home Loan Bank stock dividends	2	2	8	7
Taxable investment securities	495	634	1,775	2,189
Total interest and dividend income	3,867	4,281	11,992	13,116

Interest expense
Deposits	465	755	1,710	2,479
Short-term and long-term debt	44	43	134	141
Total interest expense	509	798	1,844	2,620
Net interest income	3,358	3,483	10,148	10,496
Provision for loan losses	833	960	3,419	2,827
Net interest income after provision for loan losses	2,525	2,523	6,729	7,669

Noninterest income
Service charges on deposit accounts	165	87	374	382
Gain on sale of securities	—	—	—	258
Gain (loss) on sale of property and equipment	51	—	58	(4)
Mortgage loan origination fees	202	60	493	168
Investment and insurance commissions	56	284	602	759
Fee income from accounts receivable financing	187	185	524	600
Debit card interchange income	204	165	589	459
Income earned on bank owned life insurance	35	37	104	109
Other service charges and fees	22	18	109	59
Total noninterest income	922	836	2,853	2,790

Noninterest expense
Salaries	1,486	1,551	4,801	4,442
Employee benefits	193	209	620	577
Occupancy expense	188	231	609	649
Equipment expense	235	225	678	652
Data and item processing	317	247	879	691
Professional and advertising	279	277	810	830
Stationary and supplies	72	89	244	315
Net cost of foreclosed assets	98	98	527	394
Telecommunications expense	85	54	238	164
FDIC assessment	79	7	233	285
Accounts receivable financing expense	51	57	152	188
Other-than-temporary impairment loss	1	—	1	—
Other expense	347	257	989	900
Total noninterest expense	3,431	3,302	10,781	10,087
Income (loss) before income taxes	16	57	(1,199)	376
Income tax expense (benefit)	(43)	(18)	(591)	30
Net income (loss)	$59	$75	$(608)	$346
Preferred stock dividends	(96)	(96)	(290)	(290)
Accretion of discount	(72)	(67)	(218)	(200)
Loss available to common stockholders	$(109)	$(88)	$(1,116)	$(144)
Basic loss per common share	$(0.06)	$(0.05)	$(0.62)	$(0.08)
Diluted loss per common share	$(0.06)	$(0.05)	$(0.62)	$(0.08)
Basic weighted average common shares outstanding	1,808,745	1,808,445	1,808,745	1,797,695
Diluted weighted average common shares outstanding	1,808,745	1,808,445	1,808,745	1,797,695

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2012 and 2011 (Unaudited)
(Dollars in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$59	$75	$(608)	$346
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale	439	166	802	(232)
Tax effect	(169)	(64)	(309)	89
Unrealized holding gains (losses) on securities available-for-sale, net of tax amount	270	102	493	(143)
Reclassification adjustment for realized gains	—	—	—	258
Tax effect	—	—	—	(100)
Reclassification adjustment for realized gains, net of tax	—	—	—	158
Other comprehensive income net of tax	270	102	493	15
Comprehensive income (loss)	$329	$177	$(115)	$361

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2012 and 2011 (Unaudited)
(Dollars in thousands except shares of common stock)

		Common Stock				Accumulated
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings	other comprehensive income (loss)	Total
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156	$27,873
Net income					346		346
Other comprehensive loss						15	15
Preferred stock dividends					(290)		(290)
Stock Option Expense			19				19
Common stock issued pursuant to restricted stock awards		15,569	42				42
Preferred stock accretion	200				(200)		—
Balance September 30, 2011	7,008	1,808,445	$15,902	$1,361	$2,563	$1,171	$28,005

		Common Stock				Accumulated
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings	other comprehensive income	Total
Balance December 31, 2011	$7,075	1,808,445	$15,925	$1,361	$2,418	$1,169	$27,948
Net loss					(608)		(608)
Other comprehensive income						493	493
Preferred stock dividends					(290)		(290)
Stock Option and restricted stock expense		300	26				26
Preferred stock accretion	218				(218)		—
Balance September 30, 2012	$7,293	1,808,745	$15,951	$1,361	$1,302	$1,662	$27,569

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Nine months ended September 30, 2012 and 2011(Unaudited)
(Dollars in thousands)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(608)	$346
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	696	658
Provision for loan losses	3,419	2,827
Gain on sale of securities	—	(258)
Loss (gain) on sale of property and equipment	(58)	4
Income earned on bank owned life insurance	(104)	(109)
Losses and writedowns on foreclosed assets	120	257
Deferred income tax (benefit) expense	(379)	424
Other-than-temporary impairment loss	1	—
Employee Stock Ownership Plan accrual	—	(900)
Origination of loans held for sale	(1,711)	—
Net accretion of discounts and premiums on securities	68	(28)
Changes in assets and liabilities:
Income taxes payable	(374)	(1,058)
Accrued income	16	(46)
Other assets	65	(22)
Accrued interest payable	4	37
Other liabilities	144	75
Net cash provided by operating activities	1,299	2,207

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(6,249)	(15,257)
Sales	—	2,195
Maturities and repayments	11,135	7,581
Activity in held-to-maturity securities:
Maturities and repayments	1,151	1,781
Time deposit maturities	1,050	1,514
Redemptions of Federal Home Loan Bank stock	267	242
Net decrease (increase) in loans	(9,551)	2,456
Purchases of property and equipment	(485)	(442)
Proceeds from sale of property and equipment	195	2
Proceeds from sale of foreclosed assets	905	963
Net cash provided by (used in) investing activities	(1,582)	1,035

Cash flows from financing activities
Net decrease in deposits	(8,974)	12,138
Dividends paid on preferred stock	(290)	(290)
Repayment of long-term debt	—	(9,000)
Net cash provided by (used in) financing activities	(9,264)	2,848
Net (decrease) increase in cash and cash equivalents	(9,547)	6,090
Cash and cash equivalents, beginning	21,443	14,156
Cash and cash equivalents, ending	$11,896	$20,246

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Nine months ended September 30, 2012 and 2011 (Unaudited)
(Dollars in thousands)

	2012	2011
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$1,840	$2,583
Taxes	$125	$694

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$1,399	$1,375
Unrealized gain on investment securities available-for-sale, net of tax effect	$493	$(143)

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

(B)      Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine month period ended September 30, 2012, in conformity with GAAP. Actual results could differ significantly from those estimates. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

In computing diluted net income per common share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of September 30, 2012 and 2011 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At September 30, 2012 and 2011, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings per share.

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

On October 31, 2012, the U.S. Department of the Treasury ("Treasury") sold all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "TARP Preferred Stock") that the Company issued to Treasury in 2009, in connection with the Company's participation in the TARP Capital Purchase Program. As a consequence of Treasury having disposed of the Company's TARP Preferred Stock and being repaid the financial assistance, the Company is no longer subject to many of the rules and regulations that were established in connection with the TARP Capital Purchase Program.

2.         INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$1,024	$64	$—	$1,088
FNMA or GNMA mortgage-backed securities	10,174	430	(76)	10,528
Private label mortgage-backed securities	9,497	330	(62)	9,765
Municipal securities	12,898	1,266	(1)	14,163
SBA debentures	10,157	754	—	10,911
Other domestic debt securities	500	—	—	500
Total securities available-for-sale	$44,250	$2,844	$(139)	$46,955

Held-to-maturity
Private label mortgage-backed securities	$4,187	$227	$—	$4,414
Total securities available-for-sale	$4,187	$227	$—	$4,414

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,029	$99	$—	$2,128
FNMA or GNMA mortgage-backed securities	15,703	488	(142)	16,049
Private label mortgage-backed securities	7,582	278	(21)	7,839
Municipal securities	12,292	679	—	12,971
SBA debentures	11,204	521	—	11,725
Other domestic debt securities	500	—	—	500
Total securities available-for-sale	$49,310	$2,065	$(163)	$51,212

Held-to-maturity
Private label mortgage-backed securities	$5,211	$288	$(295)	$5,204
Total securities available-for-sale	$5,211	$288	$(295)	$5,204

Sub-investment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Bank recorded impairment charges of $1 thousand during the nine months ended September 30, 2012. The Bank did not record impairment charges during the nine months ended June 30, 2011.

The Bank had approximately $528 thousand at September 30, 2012 and $795 thousand at December 31, 2011 of investments in stock of the Federal Home Loan Banks (“FHLB”), which is carried at cost. On October 30, 2012, FHLB paid a dividend for the second quarter of 2012 based on an annualized dividend rate of 2.43%. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2012. However, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Company. Investment securities with amortized costs of $4.5 million and $3.8 million at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

The Company had no gross realized gains on the sale of securities for the nine months ended September 30, 2012 and gross realized gains of $258 thousand for the nine months ended September 30, 2011.

2.         INVESTMENT SECURITIES, CONTINUED

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at September 30, 2012 and December 31, 2011. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Available-for-sale
FNMA or GNMA mortgage-backed securities	$1,844	$(76)	—	—	$1,844	$(76)
Private label mortgage-backed securities	—	—	6,235	(62)	6,235	(62)
Municipal Securities	311	(1)	—	—	311	(1)
Total temporarily impaired securities	$2,155	$(77)	$6,235	$(62)	$8,390	$(139)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
FNMA or GNMA mortgage-backed securities	$4,196	$(83)	$2,632	$(59)	$6,828	$(142)
Private label mortgage-backed securities	3,167	(21)	—	—	3,167	(21)
Total temporarily impaired securities	$7,363	$(104)	$2,632	$(59)	$9,995	$(163)

Held-to-maturity
Private label mortgage-backed securities	$—	$—	$1,835	$(295)	$1,835	$(295)
Total temporarily impaired securities	$—	$—	$1,835	$(295)	$1,835	$(295)

2.        INVESTMENT SECURITIES, CONTINUED

At September 30, 2012, part of the unrealized losses in the available-for-sale portfolio relate to six FNMA mortgage-backed-securities. All of these securities are above investment grade and management believes the deterioration in value is attributable to changes in market interest rates. The Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Additionally, there is one municipal security with an unrealized loss of $1 thousand. This security is rated AA by Standard and Poor’s and management expects the temporary impairment will be recovered prior to or at maturity. Additionally, there are three available-for-sale private label mortgage-backed securities with market values less than amortized cost. Two of the securities are rated D and AA by Fitch, with the third security not rated by Fitch but rated AAA by Standard and Poor’s. Sub-investment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Company is expected to collect over the life of these securities. The result of this analysis determines whether the Company records an impairment loss on these securities. The most recent impairment testing performed as of September 30, 2012 indicated that projected principal repayments on these private label mortgage-backed-securities were in excess of their recorded values on that same date, with the exception of a $1 thousand other-than-temporary impairment loss recorded in the three months ended September 30, 2012. As of September 30, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

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

2.        INVESTMENT SECURITIES, CONTINUED

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at September 30, 2012 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,064	1,130	—	—
Due after five years through ten years	16,624	17,743	—	—
Due after ten years	26,562	28,082	4,187	4,414
	$44,250	$46,955	$4,187	$4,414

3.        ALLOWANCE FOR LOAN LOSSES

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the nine months ending September 30, 2012 and 2011 (dollars in thousands):

For the nine months ended September 30, 2012

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Beginning balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446
Charge-offs	(861)	(682)	(1,212)	—	(742)	—	(24)	(3,521)
Recoveries	1	1	3	88	36	—	4	133
Provision	1,299	23	1,595	(384)	871	(1)	16	3,419

Ending balance	$639	$1,414	$1,261	$84	$1,057	3	$19	$4,477

For the nine months ended September 30, 2011

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$4,375
Charge-offs	(80)	(1,286)	(512)	(214)	(701)	—	(14)	(2,807)
Recoveries	1	123	—	—	—	—	15	139
Provision	(472)	1,400	168	330	1,395	3	3	2,827

Ending balance	$264	$2,207	$893	$236	$902	$4	$28	$4,534

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

As of September 30, 2012 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$35,632	$3,637	$690	$39,959
Real estate construction and development	28,894	5,314	3,269	37,477
Residential, one-to-four families	88,310	1,401	1,780	91,491
Residential, 5 or more families	1,559	324	—	1,883
Other commercial real estate	70,274	11,996	4,807	87,077
Agricultural	2,753	—	—	2,753
Consumer	2,123	5	—	2,128

Total	$229,545	$22,677	$10,546	$262,768

As of December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard and lower	Total
Commercial	$32,467	$1,957	$1,642	$36,066
Real estate construction and development	28,969	8,283	4,043	41,295
Residential, one-to-four families	76,638	2,829	1,898	81,365
Residential, 5 or more families	4,502	848	793	6,143
Other commercial real estate	73,999	4,846	6,624	85,469
Agricultural	2,876	—	—	2,876
Consumer	2,111	13	—	2,124

Total	$221,562	$18,776	$15,000	$255,338

3.        ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table summarizes the past due loans by category as of September 30, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$72	$391	$463	$39,496	$39,959	$72
Real estate construction and development	456	2,837	3,293	34,184	37,477	—
Residential, one-to-four families	638	1,849	2,487	89,004	91,491	131
Residential, 5 or more families	—	—	—	1,883	1,883	—
Other commercial real estate	2,335	5,383	7,718	79,359	87,077	131
Agricultural	—	—	—	2,753	2,753	—
Consumer	103	—	103	2,025	2,128	—

Total	$3,604	$10,460	$14,064	$248,704	$262,768	$334

 The following table summarizes the past due loans by category as of December 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing
Commercial	$15	$70	$85	$35,979	$36,066	$—
Real estate construction and development	816	690	1,506	39,789	41,295	—
Residential, one-to-four families	1,620	754	2,374	78,989	81,365	—
Residential, 5 or more families	—	793	793	5,352	6,143	—
Other commercial real estate	1,515	2,300	3,815	81,656	85,469	—
Agricultural	—	—	—	2,876	2,876	—
Consumer	13	—	13	2,111	2,124	—

Total	$3,979	$4,607	$8,586	$246,752	$255,338	$—

3.        ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table summarizes the allowance for loan losses and recorded investment in loans as of September 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$—	$639	$639	$632	$39,327	$39,959
Real estate construction and development	81	1,333	1,414	3,345	34,132	37,477
Residential, one-to-four families	—	1,261	1,261	1,202	90,289	91,491
Residential, 5 or more families	—	84	84	—	1,883	1,883
Other commercial real estate	36	1,021	1,057	6,305	80,772	87,077
Agricultural	—	3	3	—	2,753	2,753
Consumer	—	19	19	—	2,128	2,128

Total	$117	$4,360	$4,477	$11,484	$251,284	$262,768

The following table summarizes the allowance for loan losses and recorded investment in loans as of December 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial	$—	$200	$200	$1,275	$34,789	$36,066
Real estate construction and development	301	1,771	2,072	4,583	36,712	41,295
Residential, one-to-four families	1	874	875	1,230	80,133	81,365
Residential, 5 or more families	—	380	380	765	5,380	6,143
Other commercial real estate	72	820	892	6,240	79,231	85,469
Agricultural	—	4	4	—	2,876	2,876
Consumer	—	23	23	—	2,124	2,124

Total	$374	$4,072	$4,446	$14,093	$241,245	$255,338

3.        ALLOWANCE FOR LOAN LOSSES, CONTINUED

Total nonaccrual loans will not equal loans individually evaluated for impairment as loans that are current or less than 90 days past due may still be considered impaired by management, even though it has been determined that there is no estimated loss of principal or interest on the underlying loan.

The following table presents impaired loans as of September 30, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$632	$1,482	$—
Real estate construction and development	2,418	2,458	—
Residential, one-to-four families	1,202	1,649	—
Residential, 5 or more families	—	—	—
Other commercial real estate	6,147	7,049	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$10,399	$12,638	$—
With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	926	926	81
Residential, one-to-four families	—	—	—
Residential, 5 or more families	—	—	—
Other commercial real estate	159	159	36
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$1,085	$1,085	$117
Total
Commercial	$632	$1,482	$—
Real estate construction and development	3,344	3,384	81
Residential, one-to-four families	1,202	1,649	—
Residential, 5 or more families	—	—	—
Other commercial real estate	6,306	7,208	36

Total impaired loans	$11,484	$13,723	$117

The following table presents impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,275	$1,275	$—
Real estate construction and development	3,227	3,988	—
Residential, one-to-four families	1,206	1,206	—
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,017	6,547	—
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with no related allowance recorded	$12,490	$14,305	$—
With an allowance recorded:
Commercial	$—	$—	$—
Real estate construction and development	1,355	1,355	301
Residential, one-to-four families	24	24	1
Residential, 5 or more families	—	—	—
Other commercial real estate	223	223	72
Agricultural	—	—	—
Consumer	—	—	—

Total impaired loans with allowance recorded	$1,602	$1,602	$374
Total
Commercial	$1,275	$1,275	$—
Real estate construction and development	4,583	5,343	301
Residential, one-to-four families	1,230	1,230	1
Residential, 5 or more families	765	1,289	—
Other commercial real estate	6,240	6,770	72

Total impaired loans	$14,093	$15,907	$374

4.        TROUBLED DEBT RESTRUCTURINGS

The total amount of troubled debt restructured loans outstanding as of September 30, 2012 was $5.5 million with no related reserves. There were no troubled debt restructured loans during the three- and nine-months ended September 30, 2012. When restructuring loans the Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

There were no loans that were modified as troubled debt restructurings during the past twelve months for which there was a payment default during the three- and nine-months ended September 30, 2012.

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

Compensation cost for the plans above charged to income for the nine months ended September 30, 2012 and 2011 was approximately $24 thousand and $31 thousand, respectively.

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

 A summary of the status of outstanding stock options as of September 30, 2012 and 2011, and changes during the periods then ended, is presented below:

	2012		2011
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	232,190	$9.68	318,708	$9.47
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	(88,281)	8.80

Options outstanding, end of period	232,190	$9.68	230,427	$9.73

Information regarding the stock options outstanding and exercisable at September 30, 2012 is as follows (dollars in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 4.50	20,700	7.92	$4.82	$—
$10.00-10.39	119,794	1.92	10.00	—
$10.40-11.20	86,896	1.67	10.68	—
	227,390	2.37	$9.79	$—

 6.        STOCK OPTION AND RESTRICTED STOCK PLANS, CONTINUED

Information regarding the stock options outstanding and exercisable as of September 30, 2011 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00-10.39	119,794	2.92	10.00	—
$10.40-11.20	86,896	2.67	10.68	—
	206,690	2.81	$10.29	$—

No options were granted during the nine months ended September 30, 2012 and 2011. Options to purchase 3,200 shares contractually vested during each of the nine-month periods ending September 30, 2012 and 2011.

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

Available-for-Sale Investment Securities

Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

7.         FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Mortgage Loans Held-for-Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. At September 30, 2012 the cost of the Company's mortgage loans held-for-sale approximated the market value. Accordingly, the Company's loans held-for-sale are carried at cost. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Impaired Loans

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, all of the impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3. The current carrying value of OREO at September 30, 2012 is $2.5 million. At December 31, 2011 the carrying value of OREO was $2.2 million. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following tables present assets measured at fair value on a recurring basis:

September 30, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$1,088	$—	$1,088	$—
FNMA or GNMA mortgage-backed securities	10,528	—	10,528	—
Private label mortgage-backed securities	9,765	—	9,765	—
Municipal securities	14,163	—	14,163	—
SBA debentures	10,911	—	10,911	—
Other domestic debt securities	500	—	—	500
Investment securities available-for-sale	$46,955	$—	$46,955	$500
Total assets at fair value	$46,955	$—	$46,955	$500
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,128	$—	$2,128	$—
FNMA or GNMA mortgage-backed securities	16,049	—	16,049	—
Private label mortgage-backed securities	7,598	—	7,598	—
Municipal securities	13,212	1,914	11,298	—
SBA debentures	11,725	—	11,725	—
Other domestic debt securities	500	—	—	500
Investment securities available-for-sale	$51,212	$1,914	$48,798	$500
Total assets at fair value	$51,212	$1,914	$48,798	$500
Total liabilities at fair value	$—	$—	$—	$—

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Assets recorded at fair value on a nonrecurring basis

September 30, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$159	$—	$—	$159
Secured by nonfarm nonresidential properties	926	—	—	926
Impaired loans receivable	1,085	—	—	1,085
Foreclosed assets	2,461	—	—	2,461
Total assets at fair value	$3,545	$—	$—	$3,545
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$702	$—	$—	$702
Land and acquisition and development loans	653	—	—	653
Closed-end first lien loans secured by one-to-four family residential properties	24	—	—	24
Secured by nonfarm nonresidential properties	223	—	—	223
Impaired loans receivable	1,602	—	—	1,602
Foreclosed assets	2,216	—	—	2,216
Total assets at fair value	$3,818	$—	$—	$3,818
Total liabilities at fair value	$—	$—	$—	$—

The following table provides Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Unobservable Input	Range (Weighted Average)

Impaired Loans	$1,085	Appraised Value	Appraisals and/or sales of comparable properties	Collateral Discounts	15	-	50%

Foreclosed assets	$2,461	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes/bids	Collateral Discounts	6	-	15%

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$11,896	$11,896	$11,896	$—	$—
Securities, available-for-sale	46,955	46,955	—	46,455	500
Securities, held-to-maturity	4,187	4,414	—	4,414	—
Federal Home Loan Bank stock	528	528	528	—	—
Loans, net of allowance for loan losses	255,760	256,920	—	—	256,920
Bank owned life insurance	5,043	5,043	—	—	5,043
Financial liabilities:
Deposits	304,937	305,767	—	305,767	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$21,443	$21,443	$21,443	$—	$—
Time deposits	1,050	1,050	—	1,050	—
Securities, available-for-sale	51,212	51,212	1,914	48,798	500
Securities, held-to-maturity	5,211	5,204	—	5,204	—
Federal Home Loan Bank stock	795	795	795	—	—
Loans, net of allowance for loan losses	250,832	254,148	—	—	254,148
Bank owned life insurance	4,939	4,939	—	—	4,939
Financial liabilities:
Deposits	313,911	318,708	—	318,708	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

7. FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2011 and 2012.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2012	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, September 30, 2012	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, September 30, 2011	$500

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

Executive Overview

Executive Summary

For the first nine months of 2012, with the continuing impact of a sluggish economy, management has continued to focus on managing credit quality, managing capital, and growing noninterest income and managing noninterest expense. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

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

Managing Capital

The Company was able to bolster its capital levels through its $7.7 million participation in the Capital Purchase Program (“CPP”) on January 30, 2009. Of the total $7.7 million CPP funds received, to date $5.0 million of the CPP funds have been contributed to the Bank as additional equity capital. Approximately $2.7 million in unused capital are retained by the Company but could be pushed down to the Bank if needed. With total risk-based capital levels at the Bank of 13.6% at September 30, 2012, the Bank is above the minimum 10% requirement to be classified as well-capitalized. If the remaining $2.7 million of available capital at the Company were contributed to the Bank as additional equity capital, the Bank’s total risk-based capital ratio would be 14.7% at September 30, 2012 and would place it well above the minimum well-capitalized requirement of 10%. Despite healthy capital levels, due to significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. In early 2011, the Company’s Board of Directors and senior executives had two separate presentations with investment firms to look at the feasibility of raising common equity to allow the Company to repay the U.S. Treasury for its $7.7 million investment in the Company through the CPP. The Company has concluded that at the current time it is not feasible, due to weak equity market conditions, or preferable, due to the potential dilution of current shareholders, to raise equity in the open markets. However, the Company established an Employee Stock Ownership Plan (“ESOP”) in the second quarter of 2010 as one possible vehicle to generate equity. During the year ended December 31, 2010, the Company, at the request of the Board of Directors, made a $900,000 pre-tax ESOP liability by expensing the plan that may be converted to common equity of the Company at a later date. The Company believes that there are many advantages to an ESOP as a vehicle to raise capital, with the principal ones being favorable tax treatment of ESOP contributions, possible lower dilution to existing shareholders’ compared to an equity offering, and the promotion in our marketplace of every employee as a participant in the ESOP owning a part of the Company.

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

Comparison of Results of Operations for the Three- and nine- Month Periods Ending September 30, 2012 and 2011

Net Income

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended June 30, 2012 as compared to the same period in 2011.

Condensed Consolidated Statements of Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Nine Months Ended	Changes from the Prior Year
	September 30, 2012	Amount	%	September 30, 2012	Amount	%

Total interest income	$3,867	$(414)	(9.7)	$11,992	$(1,124)	(8.6)
Total interest expense	509	(289)	(36.2)	1,844	(776)	(29.6)
Net interest income	3,358	(125)	(3.6)	10,148	(348)	(3.3)
Provision for loan losses	833	(127)	(13.2)	3,419	592	20.9
Net interest income after provision for loan losses	2,525	2	0.1	6,729	(940)	(12.3)
Noninterest income	922	86	10.3	2,853	63	2.3
Noninterest expense	3,431	129	3.9	10,781	698	6.9
Income before income taxes	16	(41)	(71.9)	(1,199)	(1,575)	(418.9)
Income tax expense	(43)	(25)	138.9	(591)	(621)	(2,070.0)
Net income	59	(16)	(21.3)	(608)	(954)	(275.7)
Preferred stock dividend and accretion of discount	(168)	(5)	3.1	(508)	(18)	3.7
Net income (loss) available to common shareholders	$(109)	$(21)	23.9	$(1,116)	$(972)	675.0

Results of Operations

Net income for the quarter ended September 30, 2012 was $59 thousand before preferred dividends, compared to net income of $75 thousand in the same period of 2011. Net loss to common shareholders for the three-month periods ending September 30, 2012 and 2011 were $109 thousand and $88 thousand, respectively. Basic and diluted loss per common share was $0.06 and $0.05 for the three-month periods ending September 30, 2012.

Net loss for the nine month period ended September 30, 2012 was $608 thousand before preferred dividends, compared to net income of $346 thousand in the same period of 2011. Net loss to common shareholders for the nine-month periods ending September 30, 2012 and 2011 were $1.1 million and $144 thousand, respectively. Basic and diluted loss per common share was $0.62 and $0.08 for the nine-month periods ending September 30, 2012.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2012 was $3.4 million, a decrease of $125 thousand or 3.6% when compared to net interest income of $3.5 million for the three months ended September 30, 2011.

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

Interest income decreased $414 thousand or 9.7% for the three months ended September 30, 2012 compared to the same three months of 2011.  The decrease for the three months ended September 30, 2012 is primarily due to decreases on rates earned on these assets. The yield on average earning assets decreased 47 basis points for the three months ending September 30, 2012 to 5.19% from the same period in 2011.  Management attributes the decrease in the yield on our earning assets to the decline in offering rates on new and renewed loans, as well as a decrease in the yield on investment securities.

Our average cost of funds during the three months ended September 30, 2012 was 0.74%, a decrease of 37 basis points when compared to 1.11% for the three months ended September 30, 2011. Average rates paid on deposits decreased 73 basis points from 1.10% for the three months ended September 30, 2011 to 0.69% for the three months ended September 30, 2012, while our average cost of borrowed funds increased 58 basis points during the three months ended September 30, 2012 compared to the same period in 2011. Total interest expense decreased $289 thousand or 36.2% during the three months ended September 30, 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities.

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

Our annualized net interest margin for the three months ended September 30, 2012 was 4.15% compared to 4.28% for the same period in 2011, while our net interest spread for the three months ended September 30, 2012 was 3.98% compared to 4.08% for the same period in 2011.

Net interest income for the nine months ended September 30, 2012 was $10.1 million, a decrease of $348 thousand or 3.3% when compared to net interest income of $10.5 million for the nine months ended September 30, 2011.

 Interest income decreased $1.1 million or 8.6% for the nine months ended September 30, 2012 compared to the same nine months of 2011.  The decrease for the nine months ended September 30, 2012 is primarily due to decreases on rates earned on these assets. The yield on average earning assets decreased 50 basis points for the nine months ending September 30, 2012 to 5.29% from the same period in 2011.  Management attributes the decrease in the yield on our earning assets to the decline in offering rates on new and renewed loans, as well as a decrease in the yield on investment securities.

Our average cost of funds during the nine months ended September 30, 2012 was 0.86%, a decrease of 35 basis points when compared to 1.21% for the nine months ended September 30, 2011. Average rates paid on deposits decreased 39 basis points from 1.21% for the nine months ended September 30, 2011 to 0.82% for the nine months ended September 30, 2012, while our average cost of borrowed funds increased 91 basis points during the nine months ended September 30, 2012 compared to the same period in 2011. Total interest expense decreased $776 thousand or 29.6% during the nine months ended September 30, 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities.

Our annualized net interest margin for the nine months ended September 30, 2012 was 4.04% compared to 4.22% for the same period in 2011, while our net interest spread for the nine months ended September 30, 2012 was 3.93% compared to 4.08% for the same period in 2011.

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

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the Nine Months Ended	Changes from the Prior Year
	September 30, 2012	Amount	%	September 30, 2012	Amount	%

Service charge on deposit accounts	$165	$78	89.7	$374	$(8)	(2.1)
Gain on sale of securities	-	-	N/A	-	(258)	(100.0)
Gain (loss) on sale of equipment	51	51	-	58	62	nm
Mortgage loan origination fees	202	142	236.7	493	325	193.5
Investment and insurance commissions	56	(228)	(80.3)	602	(157)	(20.7)
Fee income from accounts receivable financing	187	2	1.1	524	(76)	(12.7)
Debit card interchange income	204	39	23.6	589	130	28.3
Income earned on bank owned life insurance	35	(2)	(5.4)	104	(6)	(5.5)
Other service charges and fees	22	4	22.2	109	51	87.9
Total noninterest income	$922	$86	10.3	$2,853	$63	2.3

Noninterest income increased $86 thousand or 10.3% to $922 thousand for the three months ended September 30, 2012 compared to $836 thousand for the same period in 2011. The increase in noninterest income in the three months ended September 30, 2012 is primarily due to increases in service charge on deposit accounts, gain (loss) on sale of equipment, mortgage loan origination fees, and debit card interchange income, offset by decreases in investment and insurance commissions. Service charges on deposit accounts increased $78 thousand for the three months ended September 30, 2012 as compared to the same period in 2011. The primary reasons for the increase were increases in non-sufficient funds fees and service charges and related fees on deposit accounts. Gain on sale of equipment was $51 thousand in the three months ended September 30, 2012 with no gains during the same period in 2011. The gain on sale of equipment in 2012 was a result of the sale of equipment to the Bank’s former wealth management division in the third quarter of 2012. Mortgage loan origination fees increased $142 thousand for the three months ended September 30, 2012 as compared to the same period in 2011. The primary reason for this increase were new mortgage loan officers hired near the end of 2011 that were more productive than those employed by the Bank during the three months ended September 30, 2011, as well as an increase in the mortgage refinancing demand in 2012 compared to 2011. Debit card interchange income increased $39 thousand for the three months ended September 30, 2012 as compared to the same period in 2011. The primary reason for the increase was the continued growth of consumer checking accounts with debit cards at the Bank during 2011 and the first nine months of 2012. Investment and insurance commissions decreased $228 thousand for the three months ended September 30, 2012 as compared to the same periods in 2011. The declines were due to the sale of the Bank’s wealth management division on July 1, 2012. On July 1, 2012, the Bank entered into an alliance agreement with the wealth management division whereby the Bank gets a percentage of gross revenue generated from the non-deposit product sales. Along with the agreement, the Bank will incur no expenses related to the wealth management division after July 1, 2012.

Noninterest income increased $63 thousand or 2.3% to $2.9 million for the nine months ended September 30, 2012 compared to $2.8 million for the same period in 2011. The increase in noninterest income in the nine months ended September 30, 2012 is primarily due to gain (loss) on sale of equipment, mortgage loan origination fees, debit card interchange income, and other service charges and fees, offset by decreases in gain on sale of securities, investment and insurance commissions, and fee income from accounts receivable financing. Gain(loss) on sale of equipment were $58 thousand in the nine months ended September 30, 2012 with a loss of $4 thousand during the same period in 2011. The gain on sale of equipment in 2012 was a result of the sale of equipment to the Bank’s former wealth management division in the third quarter of 2012. Mortgage loan origination fees increased $325 thousand for the nine months ended September 30, 2012 as compared to the same period in 2011. The primary reason for this increase were new mortgage loan officers hired near the end of 2011 that were more productive than those employed by the Bank during the nine months ended September 30, 2011, as well as an increase in the mortgage refinancing demand in 2012 compared to 2011. Debit card interchange income increased $130 thousand for the nine months ended September 30, 2012 as compared to the same period in 2011. The primary reason for the increase was the continued growth of consumer checking accounts with debit cards at the Bank during 2011 and the first nine months of 2012.  Other service charges and fees increased by $50 thousand for the nine months ended September 30, 2012 as compared to the same period in 2011. The primary reason for the increase was a reimbursement in excess of actual expenses from a previously charged off loan. Gain on sale of securities was $258 thousand for the nine months ended September 30, 2012. The Bank had no sales of investment securities in the first nine months of 2011. Investment and insurance commissions decreased $157 thousand for the nine months ended September 30, 2012 as compared to the same periods in 2011. The declines were due to the sale of the Bank’s wealth management division on July 1, 2012. On July 1, 2012, the Bank entered into an alliance agreement with the wealth management division whereby the Bank gets a percentage of gross revenue generated from the non-deposit product sales. Along with the agreement, the Bank will incur no expenses related to the wealth management division after July 1, 2012.  Fee income from accounts receivable financing decreased $76 thousand for the nine months ended September 30, 2012 as compared to the same period in 2011. The primary reason for the decrease was lower receivables of existing clients and fewer clients in 2012 as compared to 2011.

 Noninterest Expense

Noninterest expense increased 3.9% and 6.9% for the three- and nine-month periods, respectively, ending September 30, 2012 compared to the same period in 2011.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year		For the nine Months Ended	Changes from the Prior Year
	Sept 30, 2012	Amount	%	Sept 30, 2012	Amount	%
Salaries	$1,486	$(65)	(4.2)	$4,801	$359	8.1
Employee benefits	193	(16)	100.0	620	43	7.5
Occupancy expense	188	(43)	(18.6)	609	(40)	(6.2)
Equipment expense	235	10	4.4	678	26	4.0
Data and items processing	317	70	28.3	879	188	27.2
Professional and advertising	279	2	.7	810	(20)	(2.4)
Stationary and supplies	72	(17)	(19.1)	244	(71)	(22.5)
Net cost of foreclosed assets	98	—	N/A	527	133	33.8
Telecommunications expense	85	31	57.4	238	74	45.1
FDIC assessment	79	72	1,028.6	233	(52)	(18.2)
Accounts receivable financing expense	51	(6)	(10.5)	152	(36)	(19.1)
Other than temporary impairment loss	1	1	100.0	1	1	N/A
Other expense	347	90	23.9	989	89	9.9
Total noninterest expense	$3,431	$129	3.9	$10,781	$694	6.9

Salary expense for the three months ended September 30, 2012 decreased $65 thousand as compared to the same prior year period. Employee benefits for the three months ended September 30, 2012 decreased $16 thousand over the same prior year period. The principal reason for this decrease was the transition of the Oak Ridge Wealth Management advisory group to an independent entity. Occupancy and Equipment expenses for the three months ended September 30, 2012 decreased $33 thousand as compared to the same prior year period.  These decreases were primarily due to the sale of the Oak Ridge Wealth Management advisory group to an independent entity in the third quarter of 2012.

Data and other processing expenses increased $70 thousand over the same prior year period, primarily due to increased expenses associated with higher levels of debit card interchange income, and to a lesser extent, enhancements to the Bank’s internet banking bill payment systems as well as the purchase of other internet based products in the second half of 2011.

Professional and advertising expenses for the three months ended September 30, 2012 increased $2 thousand over the same prior year period. The majority of the increase was due to higher legal fees mostly related to past due loans for the three months ended June 30, 2012 compared to the same period in 2011.

Stationary and supplies expenses for the three months ended September 30, 2012 decreased $17 thousand over the same prior year period. The decline was caused by decreases in mailings to customers.

Net cost of foreclosed assets for the three months ended September 30, 2012 were relatively unchanged compared to the same prior year period.

Telecommunications expense for the three months ended September 30, 2012 increased $31 thousand over the same prior year period. The increase was caused by an upgrade of the Bank’s telecommunication capacity in 2012.

FDIC assessment for the three months ended September 30, 2012 increased $72 thousand over the same prior year period. The FDIC assessment expense is primarily due to the expensing of a prepaid asset that was established in 2009 when FDIC insured banks were required to pay an estimated three years of FDIC assessments in order to replenish the FDIC insurance fund. The Bank’s assessment was based on an annualized average rate of growth of 5% in the Bank’s deposits during that time. However, the primary reason for the increase in FDIC assessment was the change in the third quarter to a expense based on total assets as opposed to total deposits that resulted in a higher expense amount when the formula was applied in the three months ended September 30, 2012.

Accounts receivable financing expense for the three months ended September 30, 2012 decreased $6 thousand over the same prior year period. Most of the decline is attributable to the acquisition of a new client in the three months ended September 30, 2011 which resulted in a higher expense during that period as compared to the three months ended September 30, 2012.

Other expense for the three months ended September 30, 2012 increased $90 thousand over the same prior year period. The primary reasons for the increases were higher appraisal fees, debit card losses, and checking account write-offs in the three months ended September 30, 2012 as compared to the same period in 2011.

Salary expense for the nine months ended September 30, 2012 increased $359 thousand as compared to the same prior year period. The increases were due to regular salary increases and market adjustments that went into effect for all employees on January 1, 2012, as well as new positions that were added after September 30, 2011 through September 30, 2012. These increases were offset by a reduction in salaries due to the sale of the Oak Ridge Wealth Management advisory group to an independent entity in the third quarter of 2012.

Employee benefits for the nine months ended September 30, 2012 increased $43 thousand over the same prior year period. The principal reason for this increase was increases in health care premiums for the Bank and its employees that went into effect on June 1, 2011, as well as a higher number of employees during the nine months ended June 30, 2012 as compared to the same period in 2011. to the sale of the Oak Ridge Wealth Management advisory group to an independent entity in the third quarter of 2012. These increases were offset by a reduction in employee benefits due to the sale of the Oak Ridge Wealth Management advisory group to an independent entity in the third quarter of 2012.

Occupancy and Equipment expenses for the nine months ended September 30, 2012 decreased $40 thousand compared to the same prior year period.  This reduction in expenses was primarily due to the transition of the Oak Ridge Wealth Management advisory group to an independent entity.

Data and other processing expenses increased $188 thousand over the same prior year period, primarily due to increased expenses associated with higher levels of debit card interchange income, and to a lesser extent, enhancements to the Bank’s internet banking bill payment systems as well as the purchase of other internet based products in the second half of 2011.

Professional and advertising expenses for the nine months ended September 30, 2012 decreased $20 thousand as compared to the same prior year period.  This was primarily due to a decrease in marketing and advertising expenses offset by an increase in legal fees, mostly related to management of problem loans and assets.

Stationary and supplies expenses for the nine months ended September 30, 2012 decreased $71 thousand over the same prior year period. The decline was caused by decreases in mailings to customers.

Net cost of foreclosed assets for the nine months ended September 30, 2012 increased $133 thousand over the same prior year period. Increases in writedowns of foreclosed assets and related expenses in the nine months ended September 30, 2012 compared to the same period in 2011 caused the total increase.

Telecommunications expense for the nine months ended September 30, 2012 increased $74 thousand over the same prior year period. The increase was caused by an upgrade of the Bank’s telecommunication capacity in 2012.

FDIC assessment for the nine months ended September 30, 2012 decreased $52 thousand over the same prior year period. The FDIC assessment expense is primarily due to the expensing of a prepaid asset that was established in 2009 when FDIC insured banks were required to pay an estimated three years of FDIC assessments in order to replenish the FDIC insurance fund. The Bank’s assessment was based on an annualized average rate of growth of 5% in the Bank’s deposits during that time. The Bank’s actual rate of growth has been less than 5% which has resulted in a smaller expense than originally projected.  However, the overall decrease was offset by a change in the third quarter to a expense based on total assets as opposed to total deposits that resulted in a lower expense amount when the formula was applied in the three months ended September 30, 2012.

Accounts receivable financing expense for the nine months ended September 30, 2012 decreased $36 thousand over the same prior year period. Most of the decline is attributable to the decline in fee income from accounts receivable financing during over the same periods from 2011 to 2012.

Other expense for the nine months ended September 30, 2012 increased $89 thousand over the same prior year period. The primary reasons for the increases were higher appraisal fees, debit card losses, and checking account write-offs in the nine months ended September 30, 2012 as compared to the same period in 2011, offset by lower training and education expenses during the same period.

Income Taxes

Income tax expense for the three months ended September 30, 2012 decreased $25 thousand over the same period in 2011. The primary reason was lower income before income taxes during the three months ended September 30, 2012 compared to the same period in 2011.

Income tax expense for the nine months ended September 30, 2012 decreased $621 thousand over the same period in 2011. The primary reason was the net loss before income tax expense in 2012 as compared to 2011, as well as the deductibility of interest for tax purposes of municipal securities that were purchased mostly in the last quarter of 2011 and first six months of 2012.

Analysis of Financial Condition at September 30, 2012 and December 31, 2011

Loans Receivable

As of September 30, 2012, loans, net of allowance for loan losses, increased to $255.8 million, up 2.0% from $250.8 million at December 31, 2011. The increase is due to increased calling efforts of the Bank’s commercial loan officers and branch managers.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At Sept 30,
	2012	2011
Allowance for loan losses at beginning of period	$4,446	$4,375
Loans charged off:
Real estate – Construction & Development	(682)	(1,286)
Residential 1-4 Families	(1,212)	(512)
Residential 5 or More Families …	—	(214)
Other Commercial Real Estate ….	(742)	(701)
Commercial	(861)	(80)
Consumer	(24)	(15)

Total charge-offs	(3,521)	(2,807)

Recoveries:
Real estate – Construction & Development	1	123
Residential 1-4 Families	3	—
Residential 5 or More Families …	88	—
Other Commercial Real Estate ….	36	—
Commercial	1	1
Consumer	4	3

Total recoveries	133	139

Net charge-offs	(3,387)	(2,629)
Provision for loan losses	3,419	2,827

Allowance for loan losses at end of period	$4,477	$4,534

Total loans outstanding at end of period	$262,768	$250,351

Average loans outstanding	$261,182	$253,821

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	1.73%	1.40%
Ratio of allowance for loan losses to loans outstanding at period-end	1.70	1.81

At September 30, 2012, our allowance for loan losses as a percentage of loans was 1.70%, down from 1.74% at December 31, 2011 and 1.81% at September 30, 2011. The decrease in the allowance as a percentage of loans from September 30, 2011 to September 30, 2012 is primarily due to a decline in the specific reserves allocated to impaired loans, offset by an increase in the general allowance due to increased historical charge offs.  In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $3.4 million in the first nine months of 2012 increased by $719 thousand when compared to the same period in 2011. Net charge-offs from real estate secured loans were $2.5 million and $2.6 million in 2012 and 2011, respectively. Net charge-offs from commercial loans were $860 thousand in the first nine months of 2012 compared to $79 thousand during the same period in 2011. Net charge-offs from loans to individuals was $20 thousand in the first nine months of 2012, net charge offs from loans to individuals were $12 thousand in the same period in 2011.

Asset quality remains a top priority for us. For the nine months ended September 30, 2012, annualized net loan charge-offs were 1.73% of average loans compared to annualized net charge-offs of 1.40% for the nine months ended September 30, 2011. The ratio of annualized net charge-offs to average loans increased mainly due to an increased focus on resolving and disposing of problem assets in 2012 as compared to 2011. Total charge offs increased to $3.5 million from $2.8 million during the nine months ended September 30, 2012 and 2011, respectively. The ratio of our allowance for loan losses to nonperforming loans decreased to 49% as of September 30, 2012 compared to 97% at December 31, 2011. The decrease is the result of our allowance remaining essentially unchanged from December 31, 2011 to September 30, 2012 and our nonperforming loans increasing approximately 134% during the same period. Although nonperforming loans have increased significantly from December 31, 2011 to September 30, 2012, the outstanding balance of impaired loans has declined from $14.1 million to $11.5 million, and the associated specific reserves allocated to impaired loans has declined from $324 thousand to $117 thousand. Additionally, historical loss calculations for each homogeneous risk group of loans not considered impaired is based on a weighted average loss ratio calculation over the most recent two-year period. Although our weighted average losses have been increasing, the loan balances in the categories with among the highest loss ratios have been declining mostly due to those losses, which has resulted in a lower overall estimated loan loss estimate in these homogenous risk groups of loans not considered impaired.

Nonaccrual loans increased from $4.6 million as of December 31, 2011 to $10.5 million as of September 30, 2012. Most of the increase was associated with loans that were current and classified as substandard as of December 31, 2011 migrating to nonaccrual status as of September 30, 2012. Although nonaccrual loans increased in the first nine months of 2012, loans classified substandard and lower declined from $15.0 million as of December 31, 2011 to $10.5 million as of September 30, 2012. The decline is primarily due to charging down and disposing of these assets. To a lesser extent the decrease is related to an upgrade of assets classified substandard or lower as of December 31, 2011 to special mention or higher as of September 30, 2012.

 Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At September 30, 2012, we had loans totaling $11.5 million (which includes $10.1 million in nonperforming loans) which were considered to be impaired compared to $14.1 million at December 31, 2011. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at September 30, 2012.

Analysis of Loans Considered Impaired (Dollars in thousands)

As of September 30, 2012 (dollars in thousands):

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	31	$9,973	$—
Restructured loans			—
Total nonperforming loans	31	$9,973	$—
Other impaired loans with allocated reserves	3	1,084	117
Impaired loans without allocated reserves	3	427	—
Total impaired loans	37	$11,484	$117

As of December 31, 2011 (dollars in thousands):

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
Non-accrual loans	10	$3,476	$25
Restructured loans	8	4,591	103
Total nonperforming loans	18	$8,067	$128
Other impaired loans with allocated reserves	2	1,206	246
Impaired loans without allocated reserves	7	4,820	—
Total impaired loans	27	$14,093	$374

As of September 30, 2012 there was $1.2 million in other impaired loans with allocated reserves which represent three loans. One of the loans is secured by a strip shopping center, with the remaining two loans to building contractors. As of December 31, 2011 there was $1.2 million in other impaired loans with allocated reserves which represent three loans to two building contractors.

Investment Portfolio

Our available-for-sale investment securities totaled $47.0 million at September 30, 2012, compared to $51.2 million at December 31, 2011. The overall decrease was due to repayments and maturities of approximately $11.1 million, accretion of discount of approximately $174 thousand, purchases of $6.2 million, and an increase in the unrealized gain of $803 thousand.  Our held-to-maturity investment securities totaled $4.3 million at September 30, 2012 and $5.2 million at December 31, 2011, with the decline between these two periods resulting from principal payments of $1.2 million and accretion of a discount of approximately $127 thousand. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Sub investment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There was a $1 thousand impairment charges on sub investment grade securities for the nine months ended September 30, 2012. There were no impairment charges on sub investment grade securities for the nine months ended September 30, 2011.

Deposits

Deposits decreased to $304.9 million, or 2.9% as of September 30, 2012 compared to deposits of $313.9 million at December 31, 2011. Noninterest-bearing deposits increased $16.9 million, or 55.8%, from December 31, 2011 to September 30, 2012. The primary reason for the large increase between the two periods was a conversion of all consumer checking accounts on September 1, 2012. As a result of this conversion checking accounts that were interest-bearing prior to September 1, 2012 were converted to noninterest-bearing checking accounts as of September 1, 2012. Total interest-bearing deposits decreased $25.9 million, or 9.1%, from December 31, 2011 to September 30, 2012. A significant part of the decrease was related to the checking account conversion as of September 1, 2012, with the remaining decrease due to a decline in savings, money market and time deposits.

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at September 30, 2012 and December 31, 2011. At September 30, 2012 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at September 30, 2012 and December 31, 2011.

Long-term debt consists of advances from FHLB with maturities greater than one year. The Company had no long-term borrowings from the FHLB at September 30, 2012 and December 31, 2011.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on September 30, 2012 and December 31, 2011.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. In the first nine months of 2012, the Bank’s brokered and internet generated time deposits decreased $3.8 million to $49.8 million as the Bank chose to raise these funds at lower rates than local time deposits. Of the total brokered deposits of $52.8 million as of September 30, 2012, $25.1 million were time deposits to customers within the Bank’s market issued under the Certificate of Deposit Account Registry Service.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio and selected investment securities provided us the ability to draw up to $19.3 million and $18.4 million of advances from the FHLB at September 30, 2012 and December 31, 2011, respectively. The Company had no outstanding FHLB advances at September 30, 2012 and December 31, 2011.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2012 and December 31, 2011, we owned 5,279 and 7,949 shares of the FHLB’s $100 par value capital stock, respectively.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at September 30, 2012 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2011, we did not have any advances under these Federal Funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of September 30, 2012, we had $84 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of September 30, 2012, our total shareholders’ equity was $27.6 million (consisting of common shareholders’ equity of $20.3 million and preferred stock of $7.3 million) compared with total shareholders’ equity of $27.9 million as of December 31, 2011 (consisting of common shareholders’ equity of $20.9 million and preferred stock of $7.0 million).

Common shareholders’ equity decreased by approximately $600 thousand to $20.3 million at September 30, 2012 from $20.9 million at December 31, 2011. We experienced a decrease of $608 thousand due to our net loss, payment of dividends of $290 thousand on preferred shares, and accretion of discount of $218. These decreases were offset by increases due to a net change in other comprehensive income of $493 thousand associated with our available-for-sale securities portfolio, and an increase in common stock of $26 thousand associated with the expensing of restricted stock and stock options.

The Bank is subject to minimum capital requirements. As the following table indicates, at September 30, 2012, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At September 30, 2012
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.6%	8.0%	10.0%
Tier 1 risk-based capital ratio	12.3%	4.0%	6.0%
Leverage ratio	9.1%	4.0%	5.0%

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2012 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Furnished, not filed

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: November 14, 2012	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 14, 2012	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)