Form 10-K
period 2012-12-31
Oak Ridge Financial Services, Inc.
filed 2013-03-25
CIK 1398006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price of common stock as of March 1, 2013 ($4.58), was $7,233,565.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2013, was as follows:

Class	Number of Shares
Common Stock, no par value	1,808,445

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Registrant to be held on June 6, 2013 (the “Proxy Statement”) are incorporated by reference into Part III.

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

The Company operates for the primary purpose of serving as the holding company for the Bank. The Company’s and the Bank’s headquarters are located at 8050 Fogleman Road, North Carolina 27310. The telephone number is (336) 644-9944, and its website is www.bankofoakridge.com.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, mortgage services and other associated financial services.

Lending Activities

General. The Bank provides a wide range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. It also makes real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of the commercial loans are collateralized with real estate in the Bank’s market but such collateral is mainly a secondary, and not a primary, source of repayment. The Bank has maintained a balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 31% of the loan balances outstanding at December 31, 2012, while fixed rate loans accounted for 69% of the loan balances at that time.

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

Credit Cards. The Bank offers credit cards to individuals and businesses in the Bank’s market.

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

Borrowings

As additional sources of funding, the Bank uses advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) under a line of credit equal to 30% of the Bank’s total assets ($342.9  million at December 31, 2012), subject to satisfactory loans and investments to pledge. There were no outstanding advances at December 31, 2012. Pursuant to collateral agreements with the FHLB, at December 31, 2012 investment securities available-for-sale with a fair value of $1 million and by loans with a carrying amount of $27.8 million, which approximates market value, were pledged towards possible loan advances.

The Bank may purchase federal funds through two unsecured federal funds lines of credit consisting of $6 million in the aggregate. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no federal funds purchased as of December 31, 2012.

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

Investment Services

Oak Ridge Wealth Management offers financial planning services and sells investment products such as mutual funds, equities, and fixed and variable annuities. Until June 30, 2012, Oak Ridge Wealth Management operated in an independent office in downtown Greensboro, North Carolina while also servicing the Bank’s five banking offices. Oak Ridge Wealth Management separated from the Bank on July 1, 2012. The Bank now has an agreement with Oak Ridge Wealth Management and Invest Financial (Broker-dealer) whereby the Bank receives a percentage of the income from financial planning services and the sale of investment products, but incurs no costs.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”) dated June 30, 2012, there were 147 offices of 21 different commercial banks and one savings bank in Guilford County. Four banks (Wells Fargo, BB&T, Bank of America, and SunTrust) controlled an aggregate of 60 percent of all deposits in Guilford County, while the Bank held a 4.1 percent market share. Thus, the Bank’s market is highly competitive, and customers tend to aggressively “shop” the terms of both their loans and deposits.

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

Employees

At December 31, 2012, the Company and the Bank had 89 full-time employees and 9 part-time employees. The Company, the Bank and their employees are not parties to any collective bargaining agreement, and each of the Company and the Bank considers its relations with its employees to be good.

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

 Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2012.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2012.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $160 thousand in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three year’s worth of estimated deposit insurance premiums by December 31, 2009. On February 7, 2012, the FDIC adopted a new assessment formula, effective with the second quarter of 2012. The impact of this change in 2012 was a reduction in expense of approximately $56 thousand.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB. At December 31, 2012, the Bank was in compliance with these requirements. The most recent calculation performed by the FHLB was as of March 23, 2012 using the Bank’s total assets and advances as of December 31, 2011.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2012, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by North Carolina Law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2012, this limit was $4.9 million. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus, or $3.3 million as of December 31, 2012.

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

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2012, our total commercial real estate loan portfolio excluding owner-occupied commercial real estate loans were below thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. At that same date, our total construction, land and acquisition and development loan portfolio to capital was approximately 123%, which is above the 100% threshold established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2012, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

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

On December 31, 2012, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

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

•           Our outstanding Series A Preferred Stock affects net income available to our common shareholders and earnings per common share.

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Company.

ITEM  1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.            PROPERTIES

The following table summarizes certain information about the headquarters of the Company, the Bank’s branch offices in Summerfield and Greensboro, as well as information related to the Company’s administrative offices as of December 31, 2012.

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

At December 31, 2012, the total consolidated net book value of the Company’s land, buildings and leasehold improvements totaled approximately $7.5 million. The total net book value of its furniture, fixtures and equipment at December 31, 2012 was approximately $1.9 million. Each of the existing and proposed facilities and locations of the Company and its subsidiaries is considered by management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2012, the Bank had $2.1 million in real estate acquired in settlement of loans.

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

As of March 1, 2013, the Company had approximately 864 shareholders of record, exclusive of Depository Trust Company’s nominee CEDE & Company.

The following table lists the high and low sales information for the Company’s common stock for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. On March 12, 2013, the last sale of the Company’s common stock quoted on the NASDAQ Capital Market was $3.16 per share.

	Sales Price Range
Quarter	High	Low
2012 First	$3.92	$2.15
Second	$5.75	$3.75
Third	$4.84	$2.56
Fourth	$4.90	$3.53

	Sales Price Range
Quarter	High	Low
2011 First	$5.00	$4.25
Second	$5.89	$4.80
Third	$5.89	$4.20
Fourth	$5.00	$4.10

Equity Compensation Plan Information

The following table presents the number of shares of common stock to be issued upon the exercise of outstanding options as of December 31, 2012, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Bank’s security holders	227,390	$9.68	451,728

Equity compensation plans not approved by the Bank’s security holders	—	N/A	—

Total	227,390	$9.68	451,728

The Company did not repurchase any shares of common stock during the fourth quarter of 2012.

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

See “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plans information.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes combined in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. Because the Company has no material operations and conducts no business on its own other than owning its subsidiary, the Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and also analyzes our financial condition as of December 31, 2012 as compared to December 31, 2011. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the value of the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Net Income (loss)

In 2012, the Company had a net loss of $2.6 million or $1.45 basic and diluted earnings per share, compared to a net loss of $289 thousand or $0.16 basic and diluted earnings per share for the year ended December 31, 2011. The increase in our net loss is primarily attributable to increases in our provisions for loan losses.

The following table shows return on assets (net loss divided by average assets), return on equity (net income (loss) available to common shareholders divided by average common shareholders’ equity) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2012	2011	2010
Return on assets	(0.56)%	0.10%	0.21%
Return (loss) on equity	(12.83)	(1.85)	2.59
Shareholders’ equity to assets	7.58	7.97	7.97

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

Our net interest income for the year ended December 31, 2012 was $13.4 million, a decrease of $731 thousand or 5.2% when compared to net interest income of $14.2 million for the year ended December 31, 2011. Our net interest margin for 2012 was 4.11% compared to 4.33% for 2011. The decrease in our net interest margin is mainly the result of a decline in yields on interest-earning assets offset by decreased rates paid on our interest bearing liabilities. Our net interest rate spread for 2012 was 3.98% compared to a 4.19% for 2011.

Total interest income decreased $1.8 million or 10.1% to $15.8 million in 2012 compared to $17.5 million in interest income in 2011. A decrease in the yield on interest-earning assets in 2012 when compared to 2011 resulted in a decline in interest income from 2011 to 2012. The yield on average earning assets decreased 56 basis points during 2012 compared to 2011.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense” on page 27 of this Annual Report on Form 10-K. We attribute the majority of the decrease in the yield on our earning assets to a decline in the yield on our investment securities and loan portfolios, which was due to a decline in yields on new investment purchases and new and renewed loans during the year, respectively, in a lower interest rate environment.

Our average cost of funds for 2012 was 0.82%, a decrease of 35 basis points when compared to 1.17% for 2011. The average cost on interest bearing deposit accounts decreased 38 basis points from 1.16% paid in 2011 to 0.78% paid in 2012, while our average cost of borrowed funds also increased 78 basis points during 2012 compared to 2011.

Total interest expense decreased $1.1 million or 32.6% to $2.3 million in 2012 from $3.4 million in 2011, primarily the result of decreased market rates paid on Bank certificates of deposit as well as decreases in other interest-bearing deposit accounts. The volume of average interest-bearing deposits increased approximately $1.0 million when comparing 2012 with that of 2011. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $1.0 million and the decrease attributable to lower volumes of interest-bearing liabilities was $12 thousand.

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

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense” on page 27 of this Annual Report on Form 10-K. We attribute the majority of the decrease in the yield on our earning assets to a decline in the yield on our taxable investment securities portfolio, which was due to a decline in yields on new investment purchases during the year. To a lesser extent, some of the decline in the total yield on interest-earning assets was caused by new and renewing fixed rate loans originated in a lower interest rate environment.

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

Net Interest Income and Average Balances (dollars in thousands)

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Federal funds sold and interest bearing bank deposits	$15,582	$52	0.33%	$15,917	$69	0.43%	$22,159	$80	0.36%
Investment securities and restricted equity securities	57,174	2,267	4.36	57,174	2,922	5.11	48,176	3,006	6.24
Loans receivable and loans held for sale(1)(2)	259,447	13,433	5.16	254,039	14,535	5.72	252,800	15,019	5.94

Total interest-earning assets	332,203	15,752	4.80	327,130	17,526	5.36	323,135	18,105	5.60
Non-interest-earning assets	22,213			21,985			22,308
Total assets	$354,416			$349,115			$345,443

Interest-bearing liabilities:
Deposit accounts	$274,074	$2,151	0.78%	$275,087	$3,191	1.16%	$274,101	$4,551	1.66%
Borrowings	8,367	179	2.13	13,451	182	1.35	17,256	202	1.17
Total interest-bearing liabilities	282,441	2,330	0.82	288,538	3,373	1.17	291,357	4,753	1.63
Non-interest-bearing liabilities	39,049			32,609			25,849
Stockholders’ equity	27,663			27,968			28,237
Total liabilities and stockholders’ equity	$349,153			$349,115			$345,443
Net interest income and interest rate spread		$13,422	3.98%		$14,153	4.19%		$13,352	3.97%
Net interest-earning assets and net interest margin(3)	$44,499		4.11%	$31,778		4.33%	$31,778		4.13%
Ratio of interest-earning assets to interest-bearing liabilities			115.76%			113.38%			110.91%

(1)	Average loan balances include nonaccrual loans.
(2)	Deferred loan fees are included in interest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.

The following table presents the relative impact on net interest income of the volume of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense

	Year Ended December 31, 2012 vs. 2011			Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Total	Rate	Volume	Total	Rate	Volume
	(dollars in thousands)
Interest income:
Federal funds sold and interest-bearing bank deposits	$(17)	$(16)	$(1)	$(11)	$14	$(25)
Taxable investment and restricted equity securities	(655)	(403)	(252)	(84)	(594)	510
Loans receivable	(1,102)	(1,413)	311	(484)	(557)	73
Total interest income	(1,774)	(1,832)	58	(579)	(1,137)	558

Interest expense:
Deposit accounts	(1,040)	(1,028)	(12)	(1,360)	(1,376)	16
Borrowings	(3)	81	(84)	(20)	28	(48)
Total interest expense	(1,043)	(947)	(96)	(1,380)	(1,348)	(32)
Net interest income increase (decrease)	$(731)	$(885)	$154	$801	$211	$590

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2012 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2012, we had a negative one year cumulative gap of 17.5%. We have interest-earning assets of $171.6 million maturing or repricing within one year and interest-bearing liabilities of $227.6 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2012, savings, NOW and Money Market accounts totaled $143.1 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one year period.

Rate Sensitivity Analysis as of December 31, 2012

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans held for sale	$1,787	$—	$1,787	$—	$1,787
Loans—gross	103,770	44,732	148,502	111,345	259,847
Investment securities at amortized cost	4,179	4,650	8,829	36,570	45,399
Interest bearing deposits	11,909	—	11,909	—	11,909
FHLB stock	528	—	528	—	528

Total earning assets	$122,173	$49,382	$171,555	$147,915	$319,470

Percent of total earnings assets	38.2%	15.5%	53.7%	46.3%	100.0%
Cumulative percentage of total earning assets	38.2	53.7	53.7	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$143,073	$—	$143,073	$—	$143,073
Time deposits	31,609	44,687	76,296	45,270	121,566
Long-term obligations	8,248	—	8,248	—	8,248

Total interest-bearing liabilities	$182,930	$44,687	$227,617	$45,270	$272,887

Percent of total interest-bearing liabilities	67.0%	16.4%	83.4%	16.6%	100.0%
Cumulative percent of total interest-bearing liabilities	67.0%	83.4%	83.4%	100.0%

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	66.8%	110.5%	75.4%	326.7%	117.1%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	66.8%	75.4%	75.4%	117.1%
Interest sensitivity gap	$(60,757)	$4,695	$(56,062)	$102,645	$46,583
Cumulative interest sensitivity gap	(60,757)	(56,062)	(56,062)	46,583	46,583
As a percent of total earnings assets	(19.0)%	(17.5)%	(17.5)%	14.6%	14.6%

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

The Company’s ALCO (Asset Liability Committee) policy has established that interest income sensitivity will be considered acceptable if net interest income does not decline from the flat rate scenario more than 5.0%, 12.0%, 22.0%, and 34.0% in the plus and minus 100, 200, 300 and 400 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2012, the Company’s income simulation model projects that net interest income would increase 2.8%, 4.7%, 6.1% and 7.3% in the plus 100, 200, 300 and 400 basis point change scenarios. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200, 300 and 400 basis point change scenarios relevant at December 31, 2012 due to the current low rate environment.

The ALCO policy also has established that interest income sensitivity will be considered acceptable if economic value of equity does not decline from the flat rate scenario more than 9.0%, 19.0%, 33.0%, and 51.0% in the plus and minus 100, 200, 300 and 400 basis point scenarios, respectively. These interest rate scenarios assume that rates increase immediately and permanently. At December 31, 2012, the Company’s income simulation model projects that economic value of equity would increase 12.7%, 15.1%, 13.6%, and 7.1% in the plus 100, 200, 300, and 400 basis point change scenarios, respectively. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. ALCO did not consider the minus 100, 200, 300 and 400 basis point change scenarios relevant at December 31, 2012 due to the current low rate environment.

In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including the sale of a portion of the Company’s available-for-sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Noninterest Income
Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to our total revenue. The following table presents the components of noninterest income for 2012 and 2011.

Noninterest Income

	For the Twelve Months Ended	Changes from the Prior Year		For the Twelve Months Ended
	December 31, 2012	Amount	%	December 31, 2011
	(dollars in thousands)
Service charges on deposit accounts	$556	$88	18.8	$468
Gain on sale of securities	-	(463)	100.0	463
Gain(loss) on sale of property and equipment	60	64	(1600)	(4)
Mortgage loan origination fees	673	641	264.8	242
Investment and insurance commissions	648	(337)	(34.2)	985
Fee income from accounts receivable financing	695	(94)	(11.9)	789
Debit card interchange income	794	170	27.2	624
Impairment loss on securities	(1)	47	(97.9)	(48)
Income earned on bank owned life insurance	139	(8)	(5.4)	147
Other service charges and fees	120	42	53.8	78
Total noninterest income	$3,684	$(60)	(1.6)	$3,744

In 2012 noninterest income decreased approximately $60 thousand or 1.6% to $3.68 million compared to $3.74 million for the same period in 2011 due primarily to decreases in gains on the sale of securities, investment and insurance commissions, and fee income from accounts receivable financing, which were offset by increases in mortgage loan origination fees and debit card interchange income. Service charges on deposit accounts increased by $88 thousand or 18.8% due primarily to an increase in overdraft fees and service charges and fees on consumer accounts and contributed partly to the overall increase in service charges on deposit accounts. In 2012, the Bank reinstated its automated overdraft product, which replaced an adhoc decision overdraft program put in place in 2011. Service charges on deposit accounts also increased due to a conversion of existing consumer checking accounts on September 1, 2012 to new account types, some of which contain monthly service charges if certain activities are not performed by the account holder. Gains on the sale of securities decreased $463 thousand or 100.0% due to no such sales in 2012. Gain (loss) on the sale of property and equipment increased by $64 thousand compared to 2011 as a result of the sale of certain leasehold improvements and equipment to Gate City Advisors. Mortgage loan origination fees were up by $641 thousand or 178.1% due to a strong refinance market amid a continuing low mortgage interest rate environment. Investment and insurance commissions decreased by $337 thousand or 34.2%, as a result of the separation of the Oak Ridge Wealth Management division from the Bank as of July 1, 2012. Under the arrangement in place after July 1, 2012, the Bank receives a smaller portion of investment commissions originated by Oak Ridge Wealth Management but incurs no costs for employees or associated expenses. Debit card interchange income was up by $170 thousand or 27.2% due to a high number of debit cards and increased transactions due to the continued implementation of a debit cards reward program by the Bank in late 2009. The introduction of new consumer checking accounts that incent increased debit card usage also contributed to the increase. Income earned on bank owned life insurance decreased by $8 thousand or 5.4% due to lower rates in 2012 on the underlying life insurance policies. Other service charges and fees increased by $42 thousand, or 53.8% from 2011 to 2012, primarily due to the recovery of expenses in excess of those incurred by the Bank in a prior period on a former borrowing relationship.

Noninterest Expense

Noninterest expense increased $1,107 thousand or 8.2% to $14.6 million in 2012 compared to $13.5 million in 2011. The following table presents the components of noninterest expense for 2012 and 2011.

Sources of Noninterest Expense
	For the Twelve Months Ended	Changes from the Prior Year		For the Twelve Months Ended
	December 31, 2012	Amount	%	December 31, 2011
	(dollars in thousands)
Salaries	$6,243	$268	4.5	$5,975
Employee benefits	802	(16)	(2.0)	818
Occupancy expense	882	8	0.9	874
Equipment expense	940	71	8.2	869
Data and items processing	1,227	252	25.8	975
Professional and advertising	1,175	(1)	(0.1)	1,176
Stationary and supplies	289	(113)	(28.1)	402
Net cost of foreclosed assets	967	560	137.6	407
Telecommunications expense	322	104	47.7	218
FDIC assessment	304	(58)	(16.0)	362
Accounts receivable financing expense	200	(45)	(18.4)	245
Other expense	1,278	77	6.4	1,201
Total noninterest expense	$14,629	$1,107	8.2	$13,522

Salary expense increased $268 thousand or 4.5% in 2012 compared to 2011. This increase is the result of general cost of living and merit increases for employees, which was offset by a reduction in the number of employees in 2012 as compared to 2011. Full time equivalent employees declined from 105 as of December 31, 2011 to 90 as of December 31, 2012, but most of the reduction occurred in the second half of 2012 which mitigated the impact on salary expense. Employee benefits decreased $16 thousand or 2.0% in 2012 over the prior year, principally due to a reduction in the number of employees receiving benefits and a nominal increase in insurance rates when the Bank’s policy renewed in June 2012.

Occupancy expense increased $8 thousand or 0.9%, from 2011 to 2012 due primarily to an impairment charge of $68 thousand on the land where the Bank’s former operations building was located,  which was offset by declines in repairs and maintenance, rental expense, and depreciation expense. Equipment expense increased $71 thousand or 8.2% from 2011 to 2012 due to increases in depreciation expense related to equipment purchases in 2011 and 2012.

Data and items processing increased $252 thousand or 25.8% from 2011 to 2012 due to higher data processing activity overall which included higher processing costs associated with greater debit card usage of the Bank’s clients.

Professional and advertising expenses, which include audit, legal, consulting and marketing and advertising fees, decreased $1 thousand in 2012, compared to the same period of 2011. This decrease was the result of increased legal fees, which were offset by lower marketing and advertising expenses. Stationary and supplies expense decreased $113 thousand in 2012 compared to the same period of 2011 resulting primarily from the reduction in checking, savings, and money market paper statements associated with the a $3 per statement charge by the Bank for all clients as of September 1, 2012.

Net cost of foreclosed and repossessed assets increased $560 thousand or 137.6% in 2012 compared to 2011 as a result of the Bank's objective of managing the levels of other real estate by attempting to move real estate at sometimes less than current market values.

Telecommunication expenses, which include voice and data communications, increased $104 thousand or 47.7% from 2011 to 2012 as a result of an upgrade in bandwidth capacity at all of the Bank’s locations.

FDIC insurance decreased $58 thousand in 2012 due to a change in the formula by the FDIC that bases the insurance on the Bank' assets instead of the prior formula that based insurance on total deposits.

Accounts receivable financing expense decreased $45 thousand or 18.4% in 2012 compared to the same period in 2011. The decrease in this expense items was due to a decrease in the fees paid, in relation to the outstanding receivables, to the vendor the Bank uses to administer the accounts receivable program.

Other expenses increased $77 thousand or 6.4% in 2012 compared to the same period in 2011. Increases in this area are attributable to increased expenses associated with loan servicing, debit and checking account charges, and insurance expense, offset by decreases in training and education expenses.

 Income Taxes

For the year ended December 31, 2012 we recorded an income tax benefit of $1.5 million and an effective tax rate of 43.1%.  For the year ended December 31, 2011 we recorded income tax expense of $35 thousand and an effective tax rate of 8.8%.  The effective rate was significantly lower in 2012 compared to 2011 due the Bank’s purchase of municipal securities in late 2010 and throughout 2011, some of which are exempt from Federal, and in some cases, State income taxes.

Analysis of Financial Condition

Average earning assets decreased slightly to $326.9 million in 2012, or 0.1%, from $327.1 million in 2011. Earning assets represented 93.6% of total assets during the year ended December 31, 2012, and 93.7% and 93.5% during the years ended December 31, 2011 and 2010, respectively. The mix of average earning assets changed from December 31, 2011 to December 31, 2012, with loans increasing from 72.8% of total assets in 2011 to 74.2% in 2012, and investment securities decreasing from 16.4% of total assets in 2011 to 14.9% in 2012. The shift in earning assets from investments to loans was primarily due to two factors. First, for its commercial loan officers, management consciously implemented strategies to increase loans by the continuing implementation of a sales management program. Second, investment security purchases were deemphasized due to the low prevailing rates and high prices for most fixed income investment classes as a result of the Federal Reserve’s economic stimulus activities which involved purchasing mortgage-backed securities.

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

Average Asset Mix
	For the Years Ended December 31,
	2012		2011		2010
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
	(dollars in thousands)
Earning assets:
Loans	$259,477	74.2%	$254,039	72.8%	$252,800	73.2%
Investment securities	51,911	14.9	57,174	16.4	48,176	13.9
Federal funds sold and interest-bearing balances	15,582	4.5	15,917	4.6	22,159	6.4
Total earning assets	326,970	93.6	327,130	93.7	323,135	93.5

Nonearning assets:
Cash and due from banks	5,167	1.5	3,923	1.1	3,977	1.2
Property and equipment	9,791	2.8	10,221	2.9	10,461	3.0
Other assets	7,255	2.1	7,841	2.2	7,870	2.3
Total nonearning assets	22,213	6.4	21,985	6.3	22,308	6.5
Total assets	$349,183	100.0%	$349,115	100.0%	$345,443	100.0%

Loans Receivable

As of December 31, 2012, total loans increased to $259.9 million, up 1.8% from total loans of $255.3 million at December 31, 2011. Real estate construction and land development loans decreased from $41.3 million, or 16.2% of total loans, in 2011 to $38.0 million, or 14.6% of total loans, in 2012. The decrease in construction and development loans was a function of the declining economic conditions during the past two years, as well as a conscious effort by management to decrease the Bank’s exposure to this segment. While management has consciously focused on decreasing its concentration to construction and development loans, it is honoring any commitments to existing credit worthy borrowers and beginning to make new real estate construction loans to credit worthy borrowers. The decline in construction and development loans does not take into account the advances from January 1, 2012 to December 31, 2012 on unfunded or partially funded one-to-four family residential construction loans.

Residential, one-to-four family loans increased from $81.4 million in 2011 to $89.6 million in 2012. The increase in this category was a result of a residential loan program introduced by the bank in mid-2011 that continued through the first three months of 2012 that offered loan terms ranging from eight to 20 years. Loans in the category “Residential, 5 or more family” decreased in 2012 from 2011 due primarily to charge-offs and payoffs of loans from this category. Other commercial real estate loans increased $2.7 million from 2011 to 2012 due to increased emphasis on prudently increasing activity in this loan category. Commercial and industrial loans increased from $36.1 million in 2011 to $37.5 million in 2012.  The increase in this loan segment was due to a conscious strategy by the Bank to locate and fund more of these loans to credit qualified businesses. The Bank’s portfolios of loans secured by farmland and consumer loans remained relatively unchanged from 2011 to 2012.

At December 31, 2012, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 84.8% of our loan portfolio. Real estate loans are loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $89.6 million or 34.5% of our real estate loans at December 31, 2012. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2012, our ten largest loans accounted for approximately 8.4% of our loans outstanding. As of December 31, 2012 we had outstanding loan commitments of approximately $30.7 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Real estate construction and development	$38,004	$41,295	$46,687	$55,014	$55,124
Secured by farmland	2,450	2,876	2,298	1,865	2,105
Residential, one-to-four families	89,621	81,365	74,044	75,378	66,934
Residential, 5 or more families	2,085	6,143	7,821	4,988	4,415
Other commercial real estate	88,167	85,469	88,411	85,414	85,362
Total real estate	220,327	217,148	219,261	222,659	213,940
Commercial and industrial	37,517	36,066	34,478	25,868	28,698
Consumer	2,025	2,124	2,849	2,773	2,910
Total	$259,869	$255,338	$256,588	$251,300	$245,548

Loan Portfolio Summary, as a percent of total loans

	At December 31,
	2012	2011	2010	2009	2008
Real estate construction and development	14.6%	16.2%	18.2%	21.9%	22.4%
Secured by farmland	0.9	1.1	0.9	0.7	0.9
Residential, one-to-four families	34.5	31.9	28.9	30.0	27.2
Residential, 5 or more families	0.8	2.4	3.0	2.0	1.8
Other commercial real estate	34.0	33.5	34.5	34.0	34.8
Total real estate	84.8	85.1	85.5	88.6	87.1
Commercial and industrial	14.4	14.1	13.4	10.3	11.7
Consumer	0.8	0.8	1.1	1.1	1.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Loan Maturity/Repricing Distribution

The following table sets forth the maturity distribution of our loans as of December 31, 2012. A significant majority of our loans maturing after one year reprice at three and five year intervals. Approximately 38.8% of our loan portfolio is comprised of variable rate loans.

	Commercial and Industrial	Real Estate Construction and Development	Others	Total Amount	%
	(dollars in thousands)
Three months or less	$6,571	$6,992	$31,797	$45,360	17.5%
Over 3 months to 12 months	10,951	8,435	25,346	44,732	17.2
Over 1 year to 5 years	17,948	14,977	90,357	123,282	47.4
Over 5 years	2,047	7,600	36,848	46,495	17.9
Total loans	$37,517	$38,004	$184,348	$259,869	100.00%

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

Analysis of the Allowance for Loan Losses

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Allowance for loan losses at beginning of year	$4,446	$4,375	$3,667	$2,450	$2,120
Charge-offs:
Real estate	(3,088)	(3,950)	(1,612)	(609)	(104)
Commercial and industrial	(1,862)	(80)	(201)	(782)	(135)
Loans to individuals	(41)	(15)	(28)	(49)	(73)
Total charge-offs	(4,991)	(4,045)	(1,841)	(1,440)	(312)

Recoveries:
Real estate - mortgage	131	123	112	—	—
Commercial and industrial	1	—	8	83	9
Loans to individuals	5	16	23	30	30
Total recoveries	137	139	143	113	39

Net (charge-offs) recoveries	(4,754)	(3,906)	(1,698)	(1,327)	(273)
Provision for loan losses charged to operations	5,908	3,977	2,406	2,544	603
Balance at end of period	$5,500	$4,446	$4,375	$3,667	$2,450
Total loans outstanding at year-end	$259,937	$255,338	$256,588	$251,300	$245,548

Average loans outstanding for the year	$259,447	$254,039	$252,800	$249,264	$232,351

Ratio of net loan charge-offs to average loans outstanding	1.83%	1.54%	0.67%	0.53%	0.12%

Ratio of allowance for loan losses to loans outstanding at period-end	2.12%	1.74%	1.71%	1.46%	1.00%

At December 31, 2012, our allowance for loan losses as a percentage of loans was 2.12%, up from 1.74% at December 31, 2011. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. The increase also reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Historical loss calculations for each homogeneous risk group are based on a weighted average loss ratio calculation. The most recent eight quarter loss histories are used in the loss history and is adjusted to reflect current losses in the homogeneous risk groups. Current losses translate into a higher loss ratio which is further increased by the associated risk grades within the group. The impact is to more quickly recognize and increase the loss history in a respective grouping, resulting in an increase in the allowance for that particular homogeneous group. For those groups with little or no loss history, management bases the historical factor based on current economic conditions and their potential impact on that particular loan group.

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

As of December 31, 2012, we had 140 loans with a current principal balance of $33.2 million on the watch list, compared to 142 loans with a current principal balance of $33.8 million at December 31, 2011. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $3.4 million at December 31, 2012 as compared to $4.0 million at December 31, 2011. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At December 31, 2012, there were loans totaling $216 thousand past due greater than 90 days and still accruing interest. At December 31, 2011, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2012 and 2011, we received approximately $113 thousand and $129 thousand, respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status. Foregone interest income related to loans on nonaccrual status were approximately $430 thousand and $621 thousand, during the years ended December 31, 2012 and 2011, respectively.

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

Net charge-offs of $4.8 million in 2012 increased $0.9 million and $2.5 million when compared to 2011 and 2010, respectively. Net charge-offs from real estate secured loans were $3.0 million, $3.8 million, and $1.5 million in 2012, 2011, and 2010, respectively. Additionally, charge-offs related to commercial loans were $1.9 million in 2012, increasing significantly from $80 thousand and $201 thousand in 2011 and 2010, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2012, net loan charge-offs were 1.83% of average loans compared to 1.54% for the year ending December 31, 2011. The ratio of net charge-offs to average loans increased mainly due to the Bank writing-down several large collateral dependent loans and completely charging off other loans deemed to be uncollectible. Declining economic conditions resulted in an increased number of impaired collateral dependent loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses, as a percentage of  loans to 2.12% at December 31, 2012 from 1.74% at December 31, 2011 mostly reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. The ratio of our allowance for loan losses to nonperforming loans decreased to 49% as of December 31, 2012 compared to 97% at December 31, 2011. This change is the result of our allowance increasing approximately 23.7% from 2011 to 2012 and our nonperforming loans increasing approximately 145.8% from 2011 to 2012. Commercial and business related real estate secured loans comprise a significant portion of total nonperforming loans. These types of loans are subject to impairment testing, which determines whether the loan should be written down or charged off to its fair value. Therefore, an increase or a decrease in total nonperforming loans should not always correspond equally with a change in the allowance for loan loss.

Allocation of Allowance for Loan Loss

	At December 31,
	2012		2011		2010		2009		2008
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(dollars in thousands)
One-to-four residential first liens	$886	27.69	$704	24.83	$1,207	20.22	$911	20.36	$536	17.62
Real estate construction and development	1,361	14.94	2,072	16.17	1,970	18.20	1,231	21.89	571	22.45
One-to-four family junior liens	360	6.12	171	7.04	30	8.63	206	9.63	208	9.64
All other real estate secured	1,520	37.63	1,276	37.01	329	38.41	889	36.73	762	37.42
Total real estate loans	4,127	86.38	4,223	85.05	3,536	85.46	3,237	88.61	2,077	87.13
Commercial and industrial	1,351	12.80	200	14.12	815	13.44	392	10.29	334	11.68
Consumer	22	0.82	23	0.83	24	1.10	38	1.10	37	1.19
Unallocated	—	—	—	—	—	—	—	—	2	—
Total	$5,500	100.00	$4,446	100.00	$4,375	100.00	$3,667	100.00	$2,450	100.00

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management, however, does consider the allowance for loan losses to be adequate at December 31, 2012.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2012, we had loans totaling $13.8 million (which includes $10.1 million in nonperforming loans) which were considered to be impaired compared to $14.1 million at December 31, 2011. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2012 and 2011.

Analysis of Loans Considered Impaired

	As of December 31, 2012
	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	35	$10,099	$545
Restructured loans	1	249	—
Total nonperforming loans	36	$10,348	$545
Other impaired loans with allocated reserves	1	81	32
Impaired loans without allocated reserves	11	3,371	—
Total impaired loans	48	$13,800	$577

	As of December 31, 2011
	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	10	$3,476	$25
Restructured loans	8	4,591	103
Total nonperforming loans	18	$8,067	$128
Other impaired loans with allocated reserves	2	1,206	246
Impaired loans without allocated reserves	7	4,820	—
Total impaired loans	27	$14,093	$374

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans
	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans	$11,106	$4,607	$5,268	$2,280	$437
Loans past due 90 days or more and still accruing	216	—	—	484	—
Restructured loans	4,373	4,980	2,345	1,009	—
Foreclosed assets and repossessions	2,116	2,216	2,216	1,288	1,508
Total	$17,595	$11,803	$9,829	$5,061	$1,945

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

At December 31, 2012 and 2011, nonperforming assets, loans past due 90 days or more and still accruing, and foreclosed assets and repossessions, were approximately 5.17% and 4.62%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy and the deterioration in several of our borrowing relationships during 2012 has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our nonperforming loans at December 31, 2012 on our interest income was approximately $579 thousand as we would have accrued $1.3 million in interest income versus the $348 thousand recognized.

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

Our available-for-sale investment securities totaled $43.9 million at December 31, 2012, $51.2 million at December 31, 2011 and $48.3 million at December 31, 2010. Our held-to-maturity investment securities totaled $3.9 million at December 31, 2012 and $5.2 million at December 31, 2011. For the most part during 2012, the Bank’s investment portfolio strategy consisted of allowing the existing investment portfolio to runoff with regular principal payment and prepayments. However, the Bank did purchase $6.2 million in investment securities in the first six months 2012. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The results of this analysis determines whether the bank records an impairment loss on these securities. During the years ended December 31, 2012 and 2011, the Company recorded impairment losses of $1 thousand and $48 thousand, respectively.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2012	Percentage	2011	Percentage	2010	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$1,079	2.5	$2,128	4.2	$2,170	4.5
FNMA or GNMA mortgage-backed securities	8,628	19.6	16,049	31.3	13,803	28.5
Private label mortgage-backed securities	9,075	20.7	7,859	15.3	14,344	29.7
Municipal Securities	14,020	31.9	12,971	25.3	4,681	10.0
SBA debentures	10,635	24.2	11,725	22.9	12,763	26.3
Other domestic debt securities	500	1.1	500	1.0	500	1.0

Total securities available-for-sale	$43,937	100.0	$51,212	100.0	$48,261	100.0

Securities held-to-maturity:
Private label mortgage-backed securities	$3,928	100.0	$5,211	100.0	$7,625	100.0

Total securities held-to-maturity	$3,928	100.0	$5,211	100.0	$7,625	100.0

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2012.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Total/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises securities	$—	$—	$1,079	$—	$—	$1,079
	—%	—%	3.33%	—%	—%	3.33%
FNMA or GNMA mortgage-backed securities	—	—	317	4,386	3,925	8,628
	—	—	5.53%	3.25%	(0.10)%	1.81%
Private label mortgage-backed securities	—	—	35	5,409	3,631	9,075
	—	—	7.03%	7.60%	3.09%	5.79%
Municipal securities	—	—	—	5,016	9,004	14,020
	—	—	—	3.56%	3.23%	3.34%
SBA debentures	—	—	—	1,267	9,368	10,635
	—	—	—	4.73%	3.45%	3.60%
Other domestic debt securities	—	—	—	500	—	500
	—	—	—	3.96%	—	3.96%
Total available-for-sale securities	$—	$—	$1,431	$16,578	$25,928	$43,937
	—%	—%	3.91%	4.90%	2.78%	3.62%

Securities held-to-maturity:
Private label mortgage-backed securities	$—	$—	$—	$—	$3,928	$3,928
	—%	—%	—%	—%	9.38%	9.38%

Total held-to-maturity securities	$—	$—	$—	$—	$5,211	$5,211
	—%	—%	—%	—%	7.55%	7.55%

Deposits

Deposits decreased to $306.2 million, down 2.5% as of December 31, 2012 compared to deposits of $313.9 million at December 31, 2011. Noninterest-bearing deposits increased $11.2 million, or 36.9%, from year end 2011 to year end 2012, while total interest-bearing deposits decreased $18.9 million, or 6.7%, over the same period. The increase in noninterest bearing deposits was largely due to a consumer checking account conversion that combined several interest checking accounts into one noninterest bearing checking account. The decline in interest bearing deposits was largely due a conscious effort by management to decrease these types of deposits to better manage the Bank’s liquidity position.

The average balance of deposits and interest rates thereon for the years ended December 31, 2012, 2011, and 2010 are summarized below.

Average Deposit Balances and Rates

	For the Years Ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest-bearing deposits:
Demand accounts	$70,288	0.52%	$75,039	0.77%	$40,464	1.36%
Savings and money market	77,996	0.51	65,906	0.92	64,765	0.98
Time deposits	125,790	1.09	147,574	1.41	168,872	1.99
Total interest-bearing deposits	274,074	0.78	288,519	1.13	274,101	1.66
Non-interest-bearing deposits	36,347	—	29,677	—	23,457	—
Total deposits	$310,421	0.69%	$318,196	1.03%	$297,558	1.53%

For the years ended December 31, 2012, 2011 and 2010, our average noninterest-bearing deposits were approximately 11.7%, 9.3% and 7.9%, respectively, of our average total deposits. The Bank made a conscious effort in 2012 to reduce time deposits to reduce the amount of excess liquidity in the form of cash or cash equivalents on the asset side of the balance sheet

The following table is a maturity schedule of our time deposits as of December 31, 2012.

Time Deposit Maturity Schedule

	At December 31, 2012
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Certificates of deposit:
Less than $100,000	$26,727	$8,904	$19,225	$14,493	$69,349
$100,000 or more	4,882	4,734	11,824	30,777	52,217
Total	$31,609	13,638	$31,049	$45,270	$121,566

Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at December 31, 2012 and 2011. At both December 31, 2012 and 2011 we had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at December 31, 2011.

There were no long-term borrowings from the FHLB at December 31, 2012 and 2011.

Federal Home Loan Bank Advances

As a member of the FHLB, the Bank has the ability to borrow up to 10% of total assets in the form of FHLB advances. There were no FHLB advances at December 31, 2012 and 2011. Approximately $27.8 million in first and second lien one-to-four family residential loans were pledged as collateral for short- and long-term FHLB advances at December 31, 2012.

Junior Subordinated Debentures

In 2007, the Company issued $8.248 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

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

The following table details the maturities and rates of our borrowings, at December 31, 2012.

Maturity Date	Balance	Current Rate	Type of Debt, Rate Repricing Frequency
6/17/2037	8,248,000	1.99%	Junior Subordinated Debentures, Quarterly, next reprice date 3/16/2013

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2012 and 2011, the Bank relied less heavily on time deposits to meet its liquidity needs. The Bank intends to focus on increasing core deposits in order to decrease the amount of wholesale and retail time deposits.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio provided us the ability to draw up to $18.8 million and $18.4 million of advances from the FHLB at December 31, 2012 and 2011, respectively. There were no borrowings from the FHLB at December 31, 2012 or 2011.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2012, we owned 5,279 shares of the FHLB’s $100 par value capital stock, compared to 7,949 shares at December 31, 2011. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured Federal Funds lines in the aggregate amount of $6 million available to us at December 31, 2012 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2011, we did not have any advances under these federal funds lines. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2012, we had $109 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Stockholders’ Equity

As of December 31, 2012, our total stockholders’ equity was $26.0 million (consisting of common shareholders’ equity of $18.6 million and preferred stock of $7.4 million) compared with total shareholders’ equity of $27.9 million (consisting of common shareholders’ equity of $20.9 million and preferred stock of $7.0 million) as of December 31, 2011. On January 30, 2009, the Company entered into an agreement with the U.S. Treasury. The Company issued and sold to the U.S. Treasury 7,700 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a Warrant to purchase 163,830 shares of the Company’s common stock. The Company received $7.7 million in cash, in exchange for the Series A Preferred Stock and the Warrant. On October 31, 2012, the U.S. Treasury sold all of its Series A Preferred Stock to third parties. In addition, on February 6, 2013, the Company repurchased the Warrant for a total purchase price of $122,887.50.

In 2012, we experienced net losses of $1.95 million, other comprehensive income of $346 thousand, dividends of $385 thousand, and other increases to equity of $31 thousand.

The Bank is subject to minimum capital requirements. As the following table indicates, at December 31, 2012, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At December 31, 2012
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.4%	8.0%	10.0%
Tier 1 risk-based capital ratio	12.1%	4.0%	6.0%
Leverage ratio	8.9%	4.0%	5.0%

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
Oak Ridge, North Carolina

We have audited the accompanying consolidated balance sheets of Oak Ridge Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Oak Ridge Financial Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina
March 25, 2013

Elliott Davis PLLC | www.elliottdavis.com

Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011

Assets

Cash and due from banks	$5,134	$5,293
Interest-bearing deposits with banks	11,909	16,150
Total cash and cash equivalents	17,043	21,443
Time deposits	—	1,050
Securities available-for-sale	43,937	51,212
Securities held-to-maturity (fair values of $4,183 in 2012 and $5,204 in 2011)	3,928	5,211
Federal Home Loan Bank Stock, at cost	528	795
Loans held for sale	1,787	808
Loans, net of allowance for loan losses of $5,500 in 2012 and $4,446 in 2011	254,347	250,832
Property and equipment, net	9,371	9,973
Foreclosed assets	2,116	2,216
Accrued interest receivable	1,514	1,554
Bank owned life insurance	5,078	4,939
Other assets	3,202	2,122
Total assets	$342,851	$352,155

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$41,538	$30,338
Interest-bearing	264,639	283,573
Total deposits	306,177	313,911
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	94	119
Other liabilities	2,342	1,929
Total liabilities	316,861	324,207

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,366	7,075
Common stock, no par value; 50,000,000 shares authorized; 1,808,445 issued and outstanding in 2012 and 2011	15,956	15,925
Warrant	1,361	1,361
Retained earnings (deficit)	(208)	2,418
Accumulated other comprehensive income	1,515	1,169
Total stockholders’ equity	25,990	27,948
Total liabilities and stockholders’ equity	$342,851	$352,155

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
For the years ended December 31, 2012 and 2011
(Dollars in thousands except per share data)

	2012	2011
Interest and dividend income
Loans and fees on loans	$13,433	$14,535
Interest on deposits in banks	40	69
Federal Home Loan Bank stock dividends	12	9
Taxable investment securities	2,267	2,913
Total interest and dividend income	15,752	17,526
Interest expense
Deposits	2,151	3,191
Short-term and long-term debt	179	182
Total interest expense	2,330	3,373
Net interest income	13,422	14,153
Provision for loan losses	5,908	3,977
Net interest income after provision for loan losses	7,514	10,176
Noninterest income
Service charges on deposit accounts	556	468
Gain on sale of securities	—	463
Gain (loss) on sale of property and equipment	60	(4)
Gain on sale of mortgage loans	673	242
Investment and insurance commissions	648	985
Fee income from accounts receivable financing	695	789
Debit card interchange income	794	624
Impairment loss on securities	(1)	(48)
Income earned on bank owned life insurance	139	147
Other service charges and fees	120	78
Total noninterest income	3,684	3,744
Noninterest expense
Salaries	6,243	5,975
Employee benefits	802	818
Occupancy expense	882	874
Equipment expense	940	869
Data and item processing	1,227	975
Professional and advertising	1,175	1,176
Stationary and supplies	289	402
Net cost of foreclosed assets	967	407
Telecommunications expense	322	218
FDIC assessment	304	362
Accounts receivable financing expense	200	245
Other expense	1,278	1,201
Total noninterest expense	14,629	13,522
Income (loss) before income taxes	(3,431)	398
Income tax expense (benefit)	(1,481)	35
Net income (loss)	$(1,950)	$363
Preferred stock dividends	(385)	(385)
Accretion of discount	(291)	(267)
Loss available to common stockholders	$(2,626)	$(289)
Basic loss per common share	$(1.45)	$(0.16)
Diluted loss per common share	$(1.45)	$(0.16)
Basic weighted average shares outstanding	1,808,445	1,808,445
Diluted weighted average shares outstanding	1,808,445	1,808,445

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012 and 2011
(Dollars in thousands except per share data)

	2012	2011
Net income (loss)	$(1,950)	$363
Other comprehensive income:
Unrealized holding gains on securities available-for-sale	563	500
Tax effect	(217)	(194)
Unrealized holding gains on securities available-for-sale, net of tax amount	346	306
Reclassification adjustment for realized gains	—	(463)
Tax effect	—	170
Reclassification adjustment for realized gains, net of tax	—	(293)
Other comprehensive income net of tax	346	13
Comprehensive income (loss)	$(1,604)	$376

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2012 and 2011
(In thousands except shares of common and preferred stock)

		Common Stock				Accumulated
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings (deficit)	other comprehensive income	Total
Balance December 31, 2010	$6,808	1,792,876	$15,841	$1,361	$2,707	$1,156	$27,873
Net income					363		363
Other comprehensive income						13	13
Preferred stock dividends					(385)		(385)
Stock option expense			49				49
Common stock issued pursuant to restricted stock awards		15,569	35				35
Preferred stock accretion	267				(267)		—
Balance December 31, 2011	7,075	1,808,445	15,925	1,361	2,418	1,169	27,948
Net loss					(1,950)		(1,950)
Other comprehensive income						346	346
Preferred stock dividends					(385)		(385)
Stock option expense			5				5
Common stock issued pursuant to restricted stock awards			26				26
Preferred stock accretion	291				(291)		—
Balance December 31, 2012	$7,366	1,808,445	$15,956	$1,361	$(208)	$1,515	$25,990

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years ended December 31, 2012 and 2011
(In thousands)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(1,950)	$363
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	936	887
Provision for loan losses	5,908	3,977
Impairment loss on securities	1	48
Gain on sale of securities	—	(463)
Gain on sale of mortgage loans	(673)	—
(Gain) loss on sale of property and equipment	(60)	4
Impairment of land	68	—
Income earned on bank owned life insurance	(139)	(147)
Losses on sale of and writedowns on foreclosed assets	665	289
Deferred income tax (benefit) expense	(1,088)	486
Originations of mortgage loans held-for-sale	(37,477)	(808)
Proceeds from sale of mortgage loans	37,171	—
Net (accretion) amortization of discounts and premiums on securities	124	(44)
Changes in assets and liabilities:
Employee Stock Ownership Plan accrual	—	(900)
Income taxes payable	(489)	(1,128)
Accrued income	40	(77)
Other assets	280	795
Accrued interest payable	(25)	(54)
Other liabilities	413	244
Net cash provided by operating activities	3,705	3,472

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(6,249)	(17,171)
Sales	—	3,763
Maturities and repayments	13,780	10,442
Activity in held-to-maturity securities:
Maturities and repayments	1,466	2,375
Time deposit maturities	1,050	3,210
Redemptions of Federal Home Loan Bank stock	267	404
Net increase in loans	(10,814)	(4,169)
Purchases of property and equipment	(563)	(514)
Proceeds from sale of property and equipment	221	2
Proceeds from sale of foreclosed assets	856	1,222
Net cash provided by (used in) investing activities	14	(436)

Cash flows from financing activities
Net increase (decrease) in deposits	(7,734)	13,636
Repayment of borrowings	—	(9,000)
Dividends paid on preferred stock	(385)	(385)
Net cash provided by (used in) financing activities	(8,119)	4,251
Net increase (decrease) in cash and cash equivalents	(4,400)	7,287
Cash and cash equivalents, beginning	21,443	14,156
Cash and cash equivalents, ending	$17,043	$21,443

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years ended December 31, 2012 and 2011 (In thousands)

	2012	2011
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$2,335	$3,427
Taxes	$125	$694

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$1,391	$1,700

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

Substantially all of the Company’s entire loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse and is influenced by the manufacturing and retail segment of the economy.

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

(E)     Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated comprehensive income.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(F)      Loans

Loans are generally stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Loans Held-for-Sale ‑ Loans held-for-sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or market determined on an aggregate basis. Gains and losses on sales of loans held-for-sale are included in other non-interest income in the consolidated statements of operations. Gains and losses on loan sales are determined by the difference between the selling price and the carrying value of the loans sold.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(I)     Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw up to $24.0 million and $18.4 million of advances from the FHLB at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011 the Company had no outstanding advances with the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2012 and 2011, the Company owned 5,279 and 7,949 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

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

(L)   Long-Term Debt and Junior Subordinated Notes Related to Trust Preferred Securities

Long-term debt consists of advances from FHLB with maturities greater than one year. The Company had no long-term borrowing from FHLB at December 31, 2012 and no long-term borrowing from FHLB at December 31, 2011. The Company formed Oak Ridge Statutory Trust I (the “Trust”) during 2007 to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Connecticut, of which all common securities are owned by the Company. The Trust is not included in the Company’s consolidated financial statements. The Company’s equity interests for junior subordinated debentures issued by the Company to the Trust are included in other assets.

(M)  Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the plan. The Company paid the amount accrued in 2010 to the Plan in 2011. There were no accruals or contributions in the year ended December 31, 2012.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(O)   Advertising Costs

Advertising costs are expensed as incurred and totaled $313 thousand and $437 thousand for the years end December 31, 2012 and 2011, respectively.

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

The Company adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expired on June 29, 2010.  Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans were set by a committee of the Board of Directors at the date of grant, at a price not less than 100 percent of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

The Company has also adopted the Long-Term Incentive Plan. Under this plan, up to 500,000 shares may be issued as either stock options, restricted stock, or performance units. The plan terminates on April 20, 2017, except with respect to awards then outstanding. The exercise price for awards under this plan shall be set by a committee of the Board of Directors at the date of grant, but shall not be less than 100 percent of fair market value at the date of the grant. Awards granted under this plan vest according to the terms of each particular grant. Restricted stock awards shall be in the form of restricted stock, subject to the terms and restrictions of the Long-Term Incentive Plan. The restricted stock awards are subject to forfeiture or cancellation under the plan and cannot be sold or transferred until the restrictions have lapsed.

(Q)   Net Income (Loss) Per Share

The computation of diluted earnings (loss) per common share is similar to the computation of basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

In computing diluted net income (loss) per common share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income (loss) per common share for the Company. As of December 31, 2012 the warrant, covering approximately 164,000 shares, issued to the U.S. Treasury Department was not included in the computation of diluted net income (loss) per common share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

At December 31, 2012 and 2011, all exercisable options had an exercise price greater than the average market price for the year and were not included in computing diluted earnings (loss) per common share. The number of antidilutive shares totaled 232,190 at December 31, 2012 and 2011.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(Q)     Net Income (Loss) Per Share, continued

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share.

	Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic loss per common share	$(2,626)	1,808,445	$(1.45)
Effect of dilutive securities	—	—
Diluted loss per common share	$(2,626)	1,808,445	$(1.45)

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic loss per common share	$(289)	1,808,445	$(0.16)
Effect of dilutive securities	—	—
Diluted loss per common share	$(289)	1,808,445	$(0.16)

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

(S)    Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(T)    New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

The Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income topic of the ASC in February 2013.  The amendments addresses reporting of amounts reclassified out of accumulated other comprehensive income.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(U)    Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.     INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$1,021	$58	$-	$1,079
FNMA or GNMA mortgage-backed securities	8,323	347	(42)	8,628
Private label mortgage-backed securities	8,868	295	(88)	9,075
Municipal securities	12,868	1,158	(6)	14,020
SBA debentures	9,891	744	-	10,635
Other domestic debt securities	500	-	-	500
Total securities available-for-sale	$41,471	$2,602	$(136)	$43,937

Held-to-maturity
Private label mortgage-backed securities	3,928	255	-	4,183
Total securities held-to-maturity	$3,928	$255	$-	$4,183

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$2,029	$99	$-	$2,128
FNMA or GNMA mortgage-backed securities	15,703	488	(142)	16,049
Private label mortgage-backed securities	7,582	278	(21)	7,839
Municipal securities	12,292	679	-	12,971
SBA debentures	11,204	521	-	11,725
Other domestic debt securities	500	-	-	500
Total securities held-to-maturity	$49,310	$2,065	$(163)	$51,212

Held-to-maturity
Private label mortgage-backed securities	5,211	288	(295)	5,204
Total securities available-for-sale	$5,211	$288	$(295)	$5,204

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios.  The Bank utilizes a model developed by an independent third party that estimates the portion of a loss on a security that is attributable to credit by estimating the expected cash flows of the underlying collateral using a credit and prepayment risk model that incorporate management's best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used for the underlying loans that support the MBS can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. The result of this analysis determines whether the Bank records an impairment loss on these securities. In 2012 and 2011, the Bank recorded impairment charges of $1 thousand and $48 thousand, respectively, on two different private label securities.

The Bank had approximately $528 thousand and $795 thousand at December 31, 2012 and 2011, respectively, of investments in stock of the FHLB, which is carried at cost. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company feels the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs have a high degree of government support and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of this investment (that is, the investment was not impaired) on the basis of the redemption provisions of the issuing entity.  Investment securities with amortized costs of $3.3 million and $3.8 million at December 31, 2012 and 2011 were pledged as collateral on public deposits or for other purposes as required or permitted by law.

2.           INVESTMENT SECURITIES, continued

Gross realized gains and losses for the years ended December 31, 2012 and 2011 follows (dollars in thousands):

	December 31,
	2012	2011
Realized gains	$-	$463
Realized losses	-	—
	$-	$463

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at December 31, 2012 and 2011. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012
Available-for-sale

FNMA mortgage-backed securities	$3,290	$(42)	$-	$-	$3,290	$(42)
Private label mortgage-backed securities	-	-	5,900	(88)	5,900	(88)
Municipal Securities	371	(6)	-	-	371	(6)
Total temporarily impaired securities	$3,661	$(48)	$5,900	$(88)	$9,561	$(136)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011
Available-for-sale
FNMA mortgage-backed securities	$4,196	$(83)	$2,632	$(58)	$6,828	$(142)
Private label mortgage-backed securities	3,167	(21)	-	-	3,167	(21)
Total temporarily impaired securities	$7,363	$(104)	$2,632	$(58)	$9,995	$(163)

Held-to-maturity
Private label mortgage-backed securities	$-	$-	$1,835	$(295)	$1,835	$(295)

At December 31, 2012, the unrealized losses in the available-for-sale portfolio relate to four Federal National Mortgage Association (“FNMA”) mortgage-backed-securities, one Government National Mortgage Association (“GNMA”) mortgage-backed-security, three private label mortgage-backed-securities, and one municipal security. At December 31, 2011, the unrealized losses in the available-for-sale portfolio relate to five FNMA mortgage-backed-securities. The key factors considered in evaluating the private label collateralized mortgage obligations were cash flows of this investment and the assessment of other relative economic factors. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such securities decline.

2.           INVESTMENT SECURITIES, continued

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at December 31, 2012 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,354	1,431	-	-
Due after five years through ten years	15,613	16,578	-	-
Due after ten years	24,504	25,928	3,928	4,183
	$41,471	$43,937	$3,928	$4,183

3.          LOANS

The major components of loans on the balance sheet at December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31,
	2012	2011
Commercial	$37,517	$36,066
Real estate:
Real estate construction and development	38,004	41,295
Residential, one-to-four families	89,621	81,365
Residential, 5 or more families	2,085	6,143
Other commercial real estate	88,167	85,469
Agricultural	2,450	2,876
Consumer	2,025	2,124
	259,869	255,338
Deferred loan origination fees, net of costs	(22)	(60)
Allowance for loan losses	(5,500)	(4,446)
	$254,347	$250,832

Real Estate Loans. Real estate loans include construction and land development loans, one-to-four and 5 or more family loans, and commercial real estate loans.

Commercial real estate loans totaled $88.2 million and $85.5 million at December 31, 2012 and 2011, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Construction and development lending totaled $38.0 million and $41.3 million at December 31, 2012 and 2011, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties.

Residential one-to-four family loans amounted to $89.6 million and $81.4 million at December 31, 2012 and 2011, respectively. The Bank’s residential mortgage loans are typically either construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas, or refinances of existing one-to-four properties or financing of newly purchased one-to-four family properties.

Commercial Loans. At December 31, 2012 and 2011, the Bank’s commercial loan portfolio totaled $37.5 million and $36.1 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes.

3.           LOANS, continued

Short-term working capital loans are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.

Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $2.0 million and $2.1 million at December 31, 2012 and 2011, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loans of approximately $27.8  million at December 31, 2012 are pledged as eligible collateral for FHLB advances.

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review. Responsibility for loan review and loan underwriting resides with the Chief Credit Officer position. This position is responsible for loan underwriting and approval. On an annual basis, the Board of Directors of the Bank determines officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.

The Company, through its normal lending activity, originates and maintains loans receivable that are substantially concentrated in Guilford, Forsyth and Alamance counties in North Carolina.

Credit Review and Evaluation. The Bank has a credit review department that reports to the Chief Credit Officer. The focus of the department is on policy compliance and proper grading of higher credit risk loans as well as new and existing loans on a sample basis. Additional reporting for problem/criticized assets has been developed along with an after-the-fact loan review.

The Bank uses a risk grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses for real estate, commercial and consumer loans. In this program, risk grades are initially assigned by loan officers, reviewed by credit officers, and reviewed by internal credit review analysts on a test basis. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies.

All loans are risk graded on a scale from 1 (highest quality) to 8 (loss). Acceptable loans at inception are grades 1 through 4, and these grades have underwriting requirements that at least meet the minimum requirements of a secondary market source. If borrowers do not meet credit history requirements, other mitigating criteria such as substantial liquidity and low loan-to-value ratios could be considered and would generally have to be met in order to make the loan. The Bank’s loan policy states that a guarantor may be necessary if reasonable doubt exists as to the borrower’s ability to repay.

The risk grades, normally assigned by the loan officers when the loan is originated and reviewed by the credit officers, are based on several factors including historical data, current economic factors, composition of the portfolio, and evaluations of the total loan portfolio and assessments of credit quality within specific loan types. In some cases the risk grades are assigned by regional executives, depending upon dollar exposure. Because these factors are dynamic, the provision for loan losses can fluctuate. Credit quality reviews are based primarily on an analysis of the borrowers’ cash flows, with asset values considered only as a second source of payment. Credit officers work with lenders in underwriting, structuring and risk grading the Bank’s credits. The credit review department focuses on lending policy compliance, credit risk grading, and credit risk reviews on larger dollar exposures. Management uses the information developed from the procedures above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

3.           LOANS, continued

The following is a summary of the credit risk grade definitions for all loan types. These credit risk indicators were last updated in June 2012:

“1” — Highest Quality- These loans represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets.

“2” — Good Quality- These loans have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher graded borrower. This loan carries a normal level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the highest quality loans.

“3” — Satisfactory- The borrowers are a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. Historic financial information may indicate erratic performance, but current trends are positive. Quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans. If adverse circumstances arise, the impact on the borrower may be significant.

“4” — Satisfactory – Merits Attention- These credit facilities have potential developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank’s debt in the future.

“5” — Watch or Special Mention - These loans are typically existing loans, made using the passing grades outlined above, that have deteriorated to the point that cash flow is not consistently adequate to meet debt service or current debt service coverage is based on projections. Secondary sources of repayment may include specialized collateral or real estate that is not readily marketable or undeveloped, making timely collection in doubt.

“6” — Substandard- Loans and other credit extensions bearing this grade are considered inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions jeopardizing repayment of principal and interest as originally intended. Clear loss potential, however, does not have to exist in any individual assets classified as substandard.

“7” — Substandard Impaired (also includes any loans over 90 days past due, excluding sold mortgages )- Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6,” with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high.

“8” — Loss- Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the bank. Such loans are to be charged-off or charged-down. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

3.           LOANS, continued

The following is a summary of credit quality indicators by class at December 31, 2012 and 2011:

As of December 31, 2012 (dollars in thousands):
	Pass (Grades 1-4)	Special Mention (Grade 5)	Substandard and lower (Grades 6-8)	Total

Commercial	$34,190	$680	$2,647	$37,517
Real estate construction and development	30,036	3,774	4,194	38,004
Residential, one-to-four families	87,036	1,465	1,120	89,621
Residential, 5 or more families	1,768	317	—	2,085
Other commercial real estate	69,148	12,802	6,217	88,167
Agricultural	2,450	—	—	2,450
Consumer	2,022	3	—	2,025

Total	$226,650	$19,041	$14,178	$259,869

 As of December 31, 2011 (dollars in thousands):

	Pass (Grades 1-4)	Special Mention (Grade 5)	Substandard and lower (Grades 6-8)	Total

Commercial	$32,467	$1,957	$1,642	$36,066
Real estate construction and development	28,969	8,283	4,043	41,295
Residential, one-to-four families	76,638	2,829	1,898	81,365
Residential, 5 or more families	4,502	848	793	6,143
Other commercial real estate	73,999	4,846	6,624	85,469
Agricultural	2,876	—	—	2,876
Consumer	2,111	13	—	2,124

Total	$221,562	$18,776	$15,000	$255,338

The following tables presents the Bank’s aged analysis of past due loans:

As of December 31, 2012 (dollars in thousands):
	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$1,578	$820	$2,398	$35,119	$37,517	$—
Real estate construction and development	331	3,001	3,332	34,672	38,004	—
Residential, one-to-four families	585	1,071	1,656	87,965	89,621	216
Residential, 5 or more families	—	—	—	2,085	2,085	—
Other commercial real estate	852	6,214	7,066	81,101	88,167	—
Agricultural	—	—	—	2,450	2,450	—
Consumer	14	—	14	2,011	2,025	—

Total	$3,360	$11,106	$14,466	$245,403	$259,869	$216

3.           LOANS, continued

As of December 31, 2011 (dollars in thousands):
	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$15	$70	$85	$35,979	$36,066	$—
Real estate construction and development	816	690	1,506	39,789	41,295	—
Residential, one-to-four families	1,620	754	2,374	78,989	81,365	—
Residential, 5 or more families	—	793	793	5,352	6,143	—
Other commercial real estate	1,515	2,300	3,815	81,656	85,469	—
Agricultural	—	—	—	2,876	2,876	—
Consumer	13	—	13	2,111	2,124	—

Total	$3,979	$4,607	$8,586	$246,752	$255,338	$—

Past due loans reported in the following table do not include loans granted forbearance terms since payment terms have been modified or extended, although the loans are past due based on original contract terms. All loans with forbearance terms are included and reported as impaired loans.

Loans are considered past due if the required principal and interest income have not been received as of the date such payments were due.

Nonaccrual loans were $11.1 million and $4.6 million at December 31, 2012 and 2011, respectively. There were loans totaling $216,000 past due 90 days or more and still accruing at December 31, 2012. There were no loans past due 90 days or more and still accruing at December 31, 2011.

Impaired Loans. Management considers certain loans graded “substandard impaired” (loans graded 7) or “loss” (loans graded 8) to be individually impaired and may consider “substandard” loans (loans graded 6) individually impaired depending on the borrower’s payment history. The Bank measures impairment based upon probable cash flows or the value of the collateral. Collateral value is assessed based on collateral value trends, liquidation value trends, and other liquidation expenses to determine logical and credible discounts that may be needed. Updated appraisals are required for all impaired loans and typically at renewal or modification of larger loans if the appraisal is more than 12 months old.

Impaired loans for all classes of loans typically include nonaccrual loans, loans over 90 days past due and still accruing, troubled debt restructured loans and other potential problem loans considered impaired based on other underlying factors. TDR loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on TDR loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur and a sustained payment performance period is obtained. Due to the borrowers’ inability to make the payments required under the original loan terms, the Bank modifies the terms by granting a longer amortized repayment structure or reduced interest rates.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have concerns as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or troubled debt restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. Impaired loans are generally placed in nonaccrual status when they are greater than 90 days past due unless they are well secured and in process of collection.

3.           LOANS, continued

The following tables present the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of December 31, 2012 and 2011:

As of December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,745	$2,943	$—	$2,409	$92
Real estate construction and development	4,047	4,243	—	4,485	175
Residential, one-to-four families	672	871	—	1,220	14
Other commercial real estate	5,565	6,637	—	10,114	163
Total impaired loans with no related allowance recorded	$13,029	$14,694	$—	$18,228	$444

With an allowance recorded:
Commercial	$437	$1,437	$243	$952	$40
Other commercial real estate	334	820	334	1,125	—
Total impaired loans with allowance recorded	$771	$2,257	$577	$2,077	$40

Total
Commercial	$1,878	$4,380	$243	$3,361	$132
Real estate construction and development	4,047	4,243	—	4,485	175
Residential, one-to-four families	672	871	—	1,220	14
Other commercial real estate	7,203	7,457	334	11,239	163
Total impaired loans	$13,800	$16,951	$577	$20,305	$484

As of December 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,275	$1,275	$—	$638	$37
Real estate construction and development	3,227	3,988	—	3,765	205
Residential, one-to-four families	1,206	1,206	—	1,224	82
Residential, 5 or more families	765	1,289	—	1,030	36
Other commercial real estate	6,017	6,547	—	6,854	295
Total impaired loans with no related allowance recorded	$12,490	$14,305	$—	$13,511	$655

With an allowance recorded:
Real estate construction and development	$1,355	$1,355	$301	$1,482	$64
Residential, one-to-four families	24	24	1	24	1
Other commercial real estate	223	223	72	223	10
Total impaired loans with allowance recorded	$1,602	$1,602	$374	$1,729	$75

Total
Commercial	$1,275	$1,275	$—	$638	$37
Real estate construction and development	4,583	5,343	301	5,247	269
Residential, one-to-four families	1,230	1,230	1	1,248	83
Residential, 5 or more families	765	1,289	—	1,030	36
Other commercial real estate	6,240	6,770	72	7,077	305
Total impaired loans	$14,093	$15,907	$374	$15,240	$730

4.         ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate for probable losses that have been incurred within the existing portfolio of loans. The primary risks inherent in the Bank’s loan portfolio, including the adequacy of the allowance or reserve for loan losses, are based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Bank’s control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $5.9 million for the year ended December 31, 2012 as compared to $4.0 million for the year ended December 31, 2011. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, past due and nonaccrual trends, watch list trends, charge-off trends, and monitoring assessments. The market served by the Bank continues to experience softening from the general economy and declines in real estate values.

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the years ended December 31, 2012 and 2011:

For the year ended December 31, 2012 (dollars in thousands):

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446
Charge-offs	(1,862)	(889)	(1,406)	—	(793)	—	(41)	(4,991)
Recoveries	1	1	5	89	36	—	5	137
Provision	3,012	177	1,772	(383)	1,296	(1)	35	5,908

Ending balance	$1,351	$1,361	$1,246	$86	$1,431	$3	$22	$5,500

For the year ended December 31, 2011 (dollars in thousands):

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$815	$1,970	$1,237	$120	$208	$1	$24	$4,375
Charge-offs	(80)	(1,986)	(511)	(496)	(957)	—	(15)	(4,045)
Recoveries	—	123	—	—	—	—	16	139
Provision	(535)	1,965	149	756	1,641	3	(2)	3,977

Ending balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446

The following tables summarize the allowance for loan losses and recorded investment in loans:

December 31, 2012 (dollars in thousands):
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$243	$1,108	$1,351	$1,878	$35,639	$37,517
Real estate construction and development	—	1,361	1,361	4,047	33,957	38,004
Residential, one-to-four families	—	1,246	1,246	672	88,949	89,621
Residential, 5 or more families	—	86	86	—	2,085	2,085
Other commercial real estate	334	1,097	1,431	7,203	80,964	88,167
Agricultural	—	3	3	—	2,450	2,450
Consumer	—	22	22	—	2,025	2,025

Total	$577	$4,923	$5,500	$13,800	$246,069	$259,869

December 31, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$—	$200	$200	$1,275	$34,789	$36,066
Real estate construction and development	301	1,771	2,072	4,583	36,712	41,295
Residential, one-to-four families	1	874	875	1,230	80,133	81,365
Residential, 5 or more families	—	380	380	765	5,380	6,143
Other commercial real estate	72	820	892	6,240	79,231	85,469
Agricultural	—	4	4	—	2,876	2,876
Consumer	—	23	23	—	2,124	2,124

Total	$374	$4,072	$4,446	$14,093	$241,245	$255,338

5.           TROUBLED DEBT RESTRUCTURINGS

The total amount of TDR loans outstanding as of December 31, 2012 was $4.4 million with no related reserves. Approximately $543 thousand TDR were accruing interest as of December 31, 2012, as these loans had sufficient evidence of paying according to the new restructured terms to warrant a return to accrual status. The total amount TDR loans outstanding as of December 31, 2011 was $6.1 million with related reserves of $253 thousand. Approximately $4.8 million of TDR loans are accruing interest as of December 31, 2011, as these loans had sufficient evidence of paying according to the new restructured terms.

The following tables include the recorded investment and number of modifications for TDR restructured loans for the year ended December 31, 2011. There were no modifications for TDR loans for the year ended December 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Year ended December 31, 2011
Extended payment terms:	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjustment to Reserves as a Result of the Restructuring
Commercial	1	$151	$151	$—
Real estate construction and development	2	2,124	2,202	—
Residential, one-to-four families	1	13	391	—
Other commercial real estate	3	2,184	3,793	—
	7	$4,472	$4,472	$—

During the years ended December 31, 2012 and 2011 there were no loans in default that had been previously restructured. Restructured loans are deemed to be in default if payments in accordance with the modified terms are not received within 90 days of the payment due date.

6.          BANK PREMISES AND EQUIPMENT

Components of property and equipment and total accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2012	2011
Land, buildings and improvements	$8,867	$9,139
Furniture and equipment	6,103	5,737
Property and equipment, total	14,970	14,876
Less accumulated depreciation	(5,599)	(4,903)
Property and equipment, net of depreciation	$9,371	$9,973

Depreciation expense for the years ended December 31, 2012 and 2011 was $936,000 and $887,000, respectively.

Leases

The Company has non-cancelable operating leases for four branch locations and one administrative office. These lease agreements have terms ranging from 5 to 20 years and will expire between 2013 and 2025. Most of them have options to terminate the lease without penalty at specific intervals ranging from 3 to 5 years. Rent expense related to these leases was $375,000 and $403,000 for the years ended December 31, 2012 and 2011, respectively. Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2012, the schedule of future minimum rent payments is as follows: (dollars in thousands)

2013	327
2014	308
2015	316
2016	323
2017	328
Thereafter	2,065
$3,667

7.          INCOME TAXES

Current and Deferred Income Tax Components

The components of income tax expense (benefit) for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
Current
Federal	$(382)	$(374)
State	(11)	(78)
	(393)	(452)

Deferred
Federal	(856)	396
State	(237)	87
Deferred tax asset valuation change	5	4
Deferred taxes	(1,088)	487
Net income tax expense (benefit)	$(1,481)	$35

7.           INCOME TAXES, continued

Rate Reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate included in the statement of operations for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	2012	2011
Tax at statutory federal rate	$(1,167)	$135
Income from bank owned life insurance	(47)	(50)
Tax-exempt income	(112)	(68)
State taxes, net of federal benefit	(164)	6
Deferred tax asset valuation allowance change	5	4
Other	4	8
Total	$(1,481)	$35

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	2012	2011
Deferred tax assets
Allowance for loan losses	$1,848	$1,382
Accrued compensation	580	481
State carryforwards	78	31
Other real estate owned	247	156
Federal tax credits	84	-
Charitable contributions carryforward	3	-
Unrealized loss on investment securities	69	68
Post retirement benefit obligation	119	112
Stock Compensation	31	34
Total deferred tax assets	3,059	2,264
Valuation allowance	(36)	(31)
Deferred tax asset	3,023	2,233

Deferred tax liabilities
Accretion of bond discount	(346)	(518)
Depreciation	(618)	(712)
Deferred loan fees	9	(23)
Unrealized appreciation on available-for-sale securities	(951)	(733)
Total deferred tax liabilities	(1,906)	(1,986)
Net deferred tax asset	$1,117	$247

At December 31, 2012 and 2011 the Company had net loss carry-forwards for state income tax purposes of approximately $1.7 million and $672 thousand, respectively. The state net loss carry-forwards begin to expire in 2022. Utilization of state net loss carry-forwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income of the appropriate type and character prior to expiration. Accordingly, the Company has established a deferred tax valuation allowance to offset state net loss carry-forwards.  For the years ended December 31, 2012 and 2011, the valuation allowance increased $5 thousand and $4 thousand, respectively.

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

Subsequent to December 31, 2010, an examination of the Company’s federal income tax returns for 2007, 2008, and 2009 was completed with no significant adjustments. Years prior to December 31, 2009 are closed for federal, state and local income tax matters.

8.          BORROWED FUNDS

The Company had no advances outstanding with the FHLB at December 31, 2012 and 2011. Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first and second mortgage loans. The eligible residential one-to-four family first and second mortgage loans as of December 31, 2012, were $27.8 million. This agreement with the FHLB provides for a line of credit of up to 30% of the Bank’s assets, subject to the Bank providing adequate collateral to secure the borrowings. In addition, the Bank had investments with a market value of $3.8 million held in safekeeping that the Bank can provide as collateral for borrowings.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $6.0 million and are subject to cancellation without notice.

Junior Subordinated Debentures

In 2007, the Company issued $8.248 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The Trust was created by the Company on June 28, 2007, at which time the Trust issued $8.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature on June 28, 2037. Distributions are payable on the securities at the floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.60%, and the securities may be prepaid at par by the Trust at any time after June 28, 2012. The principal assets of the Trust are $8.3 million of the Company’s junior subordinated debentures which mature on June 28, 2037, and bear interest at the floating rate equal to the three-month LIBOR plus 1.60%, and which are callable by the Company after June 28, 2012. All $248,000 in the aggregate liquidation amount of the Trust’s common securities are held by the Company.

9.          RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company paid $168,000 in each of the years ended December 31, 2012 and 2011.

Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the Plan. The Company contributed the amount accrued in 2010 to the Plan in 2011. There were no accruals or contributions in the year ended December 31, 2012.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependent care or health care. Expenses of the plan were $532,000 and $526,000 for the years ended December 31, 2012 and 2011, respectively.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $5.1 million at December 31, 2012, and $4.9 million at December 31, 2011.

9.           RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS, continued

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6%. The liability accrued for this obligation was $1.8 million and $1.5 million at December 31, 2012 and 2011, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability. The Company funded the supplemental executive retirement plan through the purchase of bank‑owned life insurance (“BOLI”) during 2003 and 2004 with initial investments of $1.9 million and $1.8 million, respectively. The corresponding cash surrender values of the BOLI policies as of December 31, 2012 and 2011 was $5.1 million and $4.9 million, respectively.

Stock Option Plans

The Company adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares may be issued for a total of 357,874 shares. Both of these plans expired on June 29, 2010. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans were set by a committee of the Board of Directors at the date of grant, at a price not less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2007, the Company adopted the Long-Term Stock Incentive Plan. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards. The Long-Term Incentive Plan expires on April 20, 2017.

Compensation cost charged to income for the years ended December 31, 2012 and 2011 was approximately $30 thousand and $85 thousand, respectively.

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

A summary of the status of stock options as of December 31, 2012 and 2011, and changes during the years then ended, is presented below:

	2012		2011
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	232,190	$9.68	320,471	$9.44
Granted	—	—	—	—
Expired	—	—	(88,281)	8.80
Forfeited	—	—	—	—

Options outstanding, end of year	232,190	$9.68	232,190	$9.68

Information regarding the stock options outstanding at December 31, 2012 is as follows:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	$4.50		25,500	7.67	$4.82	$—
$10.00	-	10.39	119,794	1.58	$10.00	—
$10.40	-	11.20	86,896	1.37	$10.68	—
			232,190	2.17	$9.68	$—

9.           RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS, continued

Information regarding the stock options outstanding and exercisable at December 31, 2012 is as follows (dollars in thousands):

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	$4.50		20,700	7.67	$4.82	$—
$10.00	-	10.39	119,794	1.58	$10.00	—
$10.40	-	11.20	86,896	1.37	$10.68	—
			227,390	2.06	$9.79	$—

No options were granted in the years ended December 31, 2012 and 2011. Options of 800 shares vested in the years ended December 31, 2012 and 2011.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

Stock Options
(Dollars in thousands)
2013	$13
2014	5
2015	2
2016	—
2017	—
Total	$20

In 2012 and 2011, the Company granted 2,501 and 3,000 shares of restricted stock, respectively. The shares have a one year vesting period.

10.         DEPOSITS

At December 31, 2012 and 2011 certificates of deposit of $100,000 or more amounted to approximately $52.0 million and $45.6 million, respectively. At December 31, 2012, the scheduled maturities of time deposits are as follows: (dollars in thousands)

Three months or less	$31,609
Four months to one year	44,687
Two to three years	24,927
Three to four years	15,386
Four to five years	4,957
Thereafter	—
$121,566

Brokered deposits were $29.8 million and $36.0 million as of December 31, 2012 and 2011, respectively.

11.        RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were $3.7 million at both December 31, 2012 and 2011.

12.       COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit on unfunded lines of credit and mortgage loans held-for-sale of $30.0 million and standby letters of credit of $755 thousand at December 31, 2012.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,043	$17,043	$21,443	$21,443
Time deposits	—	—	1,050	1,050
Securities, available-for-sale	43,937	43,937	51,212	51,212
Securities, held-to-maturity	3,928	4,183	5,211	5,204
FHLB Stock	528	528	795	795
Loans held for sale	1,787	1,787	808	808
Loans, net of allowance for loan losses	254,347	255,058	250,832	254,148
Bank owned life insurance	5,078	5,078	4,939	4,939

Financial liabilities
Deposits	306,177	313,855	313,911	318,708
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248

The estimated fair values of net loans and deposits at December 31 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. Refer to Note 1(E) for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in Note 12, these off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

There were no changes to the techniques used to measure fair value during the period ended December 31, 2012.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The sensitivity of fair value to unobservable inputs may result in a significantly higher or lower value.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012  2011 (dollars in thousands):

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$17,043	$17,043	$17,043	$—	$—
Securities, available-for-sale	43,937	43,937	—	43,437	500
Securities, held-to-maturity	3,928	4,183	—	4,183	—
Federal Home Loan Bank stock	528	528	528	—	—
Loans held for sale	1,787	1,787	1,787	—	—
Loans, net of allowance for loan losses	254,347	255,058	—	—	255,058
Bank owned life insurance	5,078	5,078	—	—	5,078
Financial liabilities:
Deposits	306,177	313,855	—	313,855	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

	December 31, 2011
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$21,443	$21,443	$21,443	$—	$—
Time deposits	1,050	1,050	—	1,050	—
Securities, available-for-sale	51,212	51,212	1,914	48,798	500
Securities, held-to-maturity	5,211	5,204	—	5,204	—
Federal Home Loan Bank stock	795	795	795	—	—
Loans held for sale	808	808	808	—	—
Loans, net of allowance for loan losses	250,832	254,148	—	—	254,148
Bank owned life insurance	4,939	4,939	—	—	4,939
Financial liabilities:
Deposits	313,911	318,708	—	318,708	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

Assets recorded at fair value on a recurring basis

December 31, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$1,079	$—	$1,079	$—
FNMA or GNMA mortgage-backed securities	8,628	—	8,628	—
Private label mortgage-backed securities	9,075	—	9,075	—
Municipal securities	14,020	—	14,020	—
SBA debentures	10,635	—	10,635	—
Other domestic debt securities	500	—	—	500
Investment securities available-for-sale	$43,937	$—	$43,437	$500
Total assets at fair value	$43,937	$—	$43,437	$500

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored enterprise securities	$2,128	$—	$2,128	$—
FNMA or GNMA mortgage-backed securities	16,049	—	16,049	—
Private label mortgage-backed securities	7,598	—	7,598	—
Municipal securities	13,212	—	13,842	—
SBA debentures	11,725	—	11,725	—
Other domestic debt securities	500	—	—	500
Investment securities available-for-sale	$51,212	$—	$50,712	$500
Total assets at fair value	$51,212	$—	$50,712	$500

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Assets recorded at fair value on a nonrecurring basis

December 31, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Commercial loans	$437	$—	$—	$437
Other commercial real estate loans	334	—	—	334
Impaired commercial and commercial real estate loans	771	—	—	771
Foreclosed assets	2,116	—	—	2,116
Total assets at fair value	$2,887	$—	$—	$2,887
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2011 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Construction and development loans	$702	$—	$—	$702
Land and acquisition and development loans	653	—	—	653
Closed-end first lien loans secured by one-to-four family residential properties	24	—	—	24
Secured by nonfarm nonresidential properties	223	—	—	223
Impaired loans receivable	1,602	—	—	1,602
Foreclosed assets	2,216	—	—	2,216
Total assets at fair value	$3,818	$—	$—	$3,818
Total liabilities at fair value	$—	$—	$—	$—

The following table provides Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$771	Appraised Value	Appraisals and/or sales of comparable properties	n/a

Foreclosed assets	$2,116	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/Independent quotes/bids	n/a

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2012 and 2011.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2012	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, December 31, 2012	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2011	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, December 31, 2011	$500

14.        REGULATORY MATTERS

Oak Ridge (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Oak Ridge and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

Quantitative measures established by regulation to ensure capital adequacy require Oak Ridge and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2012, that the Bank and Oak Ridge meet all capital adequacy requirements to which they are subject.

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

14.        REGULATORY MATTERS, continued

The Bank’s and Oak Ridge’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital
(to Risk-Weighted Assets)
Oak Ridge	$35,652	14.1%	$20,288	8.0%	n/a	n/a
Bank	$33,777	13.4%	$20,165	8.0%	$25,207	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Oak Ridge	$30,178	12.0%	$10,059	4.0%	n/a	n/a
Bank	$30,600	12.1%	$10,116	4.0%	$15,174	6.0%
Tier I Capital
(to Average Assets)
Oak Ridge	$30,178	8.8%	$13,717	4.0%	n/a	n/a
Bank	$30,600	8.9%	$13,753	4.0%	$17,191	5.0%

December 31, 2011
Total Capital
(to Risk-Weighted Assets)
Oak Ridge	$38,014	14.7%	$20,688	8.0%	n/a	n/a
Bank	$34,640	13.5%	$20,681	8.0%	$25,851	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Oak Ridge	$33,347	12.9%	$10,647	4.0%	n/a	n/a
Bank	$31,405	12.2%	$10,296	4.0%	$15,445	6.0%
Tier I Capital
(to Average Assets)
Oak Ridge	$33,347	9.5%	$14,041	4.0%	n/a	n/a
Bank	$31,405	8.0%	$13,958	4.0%	$17,447	5.0%

15.        OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY)

Condensed financial information for Oak Ridge is as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	December 31,
	2012	2011
Assets
Cash	$1,857	$3,344
Investment in subsidiary	32,115	32,574
Other assets	289	287

Total assets	$34,261	$36,205

Liabilities and Stockholders’ Equity
Accrued interest payable	$23	$7
Junior subordinated notes related to trust preferred securities	8,248	8,248

Total liabilities	8,271	8,255

Commitments and contingencies	—	—
Total stockholders’ equity	25,990	27,948

Total liabilities and stockholders’ equity	$34,261	$36,205

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	For the Year ended
	2012	2011
Dividends from bank subsidiary	$559	$545
Interest income	58	87
Equity in undistributed loss of subsidiary	(2,430)	(130)
Interest expense	(178)	(165)
Income tax benefit	41	26

Net income (loss)	$(1,950)	$363

15.         OAK RIDGE FINANCIAL SERVICES, INC. (PARENT COMPANY), continued

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Year ended
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(1,950)	$363
Equity in loss of subsidiary	2,430	130
Stock option expense	—	—
Net change in other assets and other liabilities	13	(26)

Net cash provided by operating activities	493	467

INVESTING ACTIVITIES:
Investment in subsidiary	(1,595)	(3,500)

Net cash used in investing activities	(1,595)	(3,500)

FINANCING ACTIVITIES:
Payment of dividends on preferred stock	(385)	(385)

Net cash used in financing activities	(385)	(385)

Net change in cash	(1,487)	(3,418)
Cash and cash equivalents, beginning	3,344	6,762
Cash and cash equivalents, ending	$1,857	$3,344

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

Loans at December 31, 2012 and 2011 include loans to officers and directors and their associates totaling approximately $3.5 million and $3.8 million, respectively. During 2012, approximately $176 thousand in loans were disbursed to officers, directors and their associates and principal repayments of approximately $457 thousand were received on such loans.

17.           U.S. TREASURY’S TROUBLED ASSET RELIEF PROGRAM (TARP) CAPITAL PURCHASE PROGRAM

On January 30, 2009, Oak Ridge entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”). Oak Ridge issued and sold to the U.S. Treasury 7,700 shares of the Oak Ridge’s Fixed Rate Cumulative Preferred Stock, Series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and 9% per year in following years. Oak Ridge also issued a warrant to purchase 163,830 shares of its common stock. Oak Ridge received $7.7 million in cash. This resulted in restrictions on Oak Ridge’s ability to pay dividends on its common stock and to repurchase shares of its common stock. Unless all accrued dividends on the preferred stock have been paid in full, (1) no dividends may be declared or paid on Oak Ridge’s common stock, and (2) Oak Ridge may not repurchase any of its outstanding common stock. On October 31, 2012, the U.S. Treasury sold all of its Oak Ridge Preferred Stock, and on February 16, 2013, Oak Ridge repurchased the Warrant from the U.S. Treasury for a total purchase price of approximately $123,000.

Stockholder Information

Annual Meeting

The Annual Meeting of Shareholders will be held on June 7, 2013 at 7 PM at the Corporate Center for Oak Ridge Financial Services, Inc. located at 8050 Fogleman Road, Oak Ridge, NC 27310.

Requests for Information

Requests for information should be directed to Mr. Ronald O. Black, President and CEO, or Mr. Thomas W. Wayne, CFO, at Oak Ridge Financial Services Inc., P.O. Box 2, Oak Ridge, North Carolina, 27310; telephone (336) 644-9944.

Independent Auditors	Stock Transfer Agent
Elliott Davis, PLLC	Registrar and Transfer Company
Certified Public Accountants	10 Commerce Drive
700 East Morehead Street, Suite 400	Cranford, New Jersey 07016
Charlotte, North Carolina 28202

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

ITEM   9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the Company’s CEO and CFO each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) The information required by this Item regarding the Company’s Audit Committee is set forth under the section captioned “Audit Committee” and “Report of Audit Committee” in the Proxy Statement, which sections are incorporated herein by reference.

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

(e) Audit Committee Financial Expert - The information required about the Company’s Audit Committee Financial Expert is set forth under the section captioned “Audit Committee” in the Proxy Statement, which section is incorporated herein by reference.

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

For a complete list of each director and nominee of the Company, see “Proposal I-Election of Directors–Nominees” in the Proxy Statement, which section is incorporated herein by reference. For information on director independence, see the section captioned “Board Composition” in the Proxy Statement, which section is incorporated herein by reference.

ITEM   14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the section captioned “Proposal 3-Ratification of Selection of the Independent Registered Public Accounting Firm” in the Proxy Statement, which section is incorporated herein by reference.

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

Exhibit (10)(xii)	Amended Endorsement Split Dollar Agreement between Bank of Oak Ridge and Thomas W. Wayne, incorporated herein by reference to Exhibit (10)(xv) to the Form 8-K filed with the SEC on December 21, 2007.

Exhibit (10)(xiii)	Indemnification Agreement, incorporated herein by reference to Exhibit (10)(xvi) to the Form 8-K filed with the SEC on March 7, 2008.

Exhibit (10)(xiv)	Contract for the Purchase and Sale of Real Property, incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 14, 2008.

15(a)      Exhibits

Exhibit (10)(xv)	Oak Ridge Financial Services, Inc. Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(xiii) to the Form 10-QSB filed with the SEC on May 15, 2007.

Exhibit (10)(xvi)	Bank of Oak Ridge 2012 Semi-Annual Incentive Plan.

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

Exhibit (101)
The following materials from the Annual Report on Form 10-K of Oak Ridge Financial Services, Inc. for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Audited Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE FINANCIAL SERVICES, INC.

	By:	/s/ Ronald O. Black
Dated: March 25, 2012		Ronald O. Black
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Black	President, Chief Executive Officer and Director	March 25, 2013
Ronald O. Black

/s/ Thomas W. Wayne	Senior Vice President and Chief Financial Officer	March 25, 2013
Thomas W. Wayne

/s/ L. William Vasaly, III	Senior Vice President and Chief Credit Officer	March 25, 2013
L. William Vasaly, III

/s/ Douglas G. Boike	Director	March 25, 2013
Douglas G. Boike

/s/ Stanley Tennant	Director	March 25, 2013
Stanley Tennant

/s/ James W. Hall	Director	March 25, 2013
James W. Hall

/s/ Billy R. Kanoy	Director	March 25, 2013
Billy R. Kanoy

/s/ Lynda J. Anderson	Director	March 25, 2013
Lynda J. Anderson

/s/ Stephen S. Neal	Director	March 25, 2013
Stephen S. Neal

/s/ John S. Olmsted	Director	March 25, 2013
John S. Olmsted

/s/ Manuel L. Perkins	Director	March 25, 2013
Manuel L. Perkins

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (10)(xvi)	Bank of Oak Ridge 2012 Semi-Annual Incentive Plan.

Exhibit (21)	Subsidiary of the Company.

Exhibit (31.1)	Certification of Ronald O. Black.

Exhibit (31.2)	Certification of Thomas W. Wayne.

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

Exhibit (99.01)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit (99.02)	Certification Pursuant to the Emergency Economic Stabilization Act of 2009, as amended by the American Recovery and Reinvestment Act of 2009.
Exhibit (101)	XBRL Instance Document.