Form 10-Q
period 2013-03-31
Oak Ridge Financial Services, Inc.
filed 2013-05-15
CIK 1398006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 6, 2013, was as follows:

Class	Number of Shares
Common Stock, no par value	1,810,946

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

Oak Ridge Financial Services, Inc.

Consolidated Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012 (audited)
(Dollars in thousands)

	2013	2012

Assets

Cash and due from banks	$2,860	$5,134
Interest-bearing deposits with banks	23,305	11,909
Total cash and cash equivalents	26,165	17,043
Securities available-for-sale	44,045	43,937
Securities held-to-maturity (fair values of $3,999 in 2013 and $4,183 in 2012)	3,719	3,928
Federal Home Loan Bank Stock, at cost	411	528
Loans held for sale	228	1,787
Loans, net of allowance for loan losses of $5,367 in 2013 and $5,500 in 2012	253,948	254,347
Property and equipment, net	9,289	9,371
Foreclosed assets	1,627	2,116
Accrued interest receivable	1,245	1,514
Bank owned life insurance	5,112	5,078
Other assets	2,836	3,202
Total assets	$348,625	$342,851

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$42,757	$41,538
Interest-bearing	269,301	264,639
Total deposits	312,058	306,177
Junior subordinated notes related to trust preferred securities	8,248	8,248
Accrued interest payable	92	94
Other liabilities	2,416	2,342
Total liabilities	322,814	316,861

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, Series A, 7,700 shares authorized and outstanding; no par value, $1,000 per share liquidation preference	7,448	7,366
Common stock, no par value; 50,000,000 shares authorized; 1,810,946 issued and outstanding in 2013 and 2012	17,202	15,956
Warrant	—	1,361
Retained earnings (deficit)	(171)	(208)
Accumulated other comprehensive income	1,332	1,515
Total stockholders’ equity	25,811	25,990
Total liabilities and stockholders’ equity	$348,625	$342,851

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012 (unaudited)
(Dollars in thousands except per share data)

	2013	2012
Interest and dividend income
Loans and fees on loans	$3,177	$3,434
Interest on deposits in banks	7	13
Federal Home Loan Bank stock dividends	3	3
Taxable investment securities	454	706
Total interest and dividend income	3,641	4,156
Interest expense
Deposits	416	674
Short-term and long-term debt	40	46
Total interest expense	456	720
Net interest income	3,185	3,436
Provision for loan losses	366	564
Net interest income after provision for loan losses	2,819	2,872
Noninterest income
Service charges on deposit accounts	169	103
Gain on sale of securities	54	—
Gain on sale of mortgage loans	145	113
Investment and insurance commissions	52	262
Fee income from accounts receivable financing	179	164
Debit card interchange income	201	182
Income earned on bank owned life insurance	34	35
Other service charges and fees	35	66
Total noninterest income	869	925
Noninterest expense
Salaries	1,524	1,688
Employee benefits	162	215
Occupancy expense	202	214
Equipment expense	241	210
Data and item processing	239	280
Professional and advertising	343	175
Stationary and supplies	67	77
Net cost of foreclosed assets	101	194
Telecommunications expense	85	69
FDIC assessment	74	77
Accounts receivable financing expense	49	49
Other expense	318	363
Total noninterest expense	3,405	3,611
Income before income taxes	283	186
Income tax expense	68	33
Net income	$215	$153
Preferred stock dividends	(96)	(96)
Accretion of discount	(81)	(73)
Income (loss) available to common stockholders	$38	$(16)
Basic loss per common share	$0.02	$(0.01)
Diluted loss per common share	$0.02	$(0.01)
Basic weighted average shares outstanding	1,810,946	1,808,445
Diluted weighted average shares outstanding	1,810,946	1,808,445

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2013 and 2012 (unaudited)
(Dollars in thousands except per share data)

	2013	2012
Net income	$215	153
Other comprehensive loss:
Unrealized holding losses on securities available-for-sale	(561)	(11)
Tax effect	345	4
Unrealized holding gains on securities available-for-sale, net of tax amount	(216)	(7)
Reclassification adjustment for realized gains	54	—
Tax effect	(21)	—
Reclassification adjustment for realized gains, net of tax	33	—
Other comprehensive loss net of tax	(183)	(7)
Comprehensive income	$32	146

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2013 and 2012 (unaudited)
(Dollars In thousands except shares of common and preferred stock)

		Common Stock				Accumulated
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings (deficit)	other comprehensive income	Total
Balance December 31, 2011	$7,075	1,808,445	$15,925	$1,361	$2,418	$1,169	$27,948
Net income					153		153
Other comprehensive income						(7)	(7)
Preferred stock dividends					(96)		(96)
Stock option expense			10				10
Preferred stock accretion	73				(73)		—
Balance March 31, 2012	$7,148	1,808,445	$15,935	$1,361	$2,402	$1,162	$28,008

		Common Stock				Accumulated
	Preferred stock, Series A	Number	Amount	Common stock warrant	Retained earnings (deficit)	other comprehensive income	Total
Balance December 31, 2012	$7,366	1,808,445	$15,956	$1,361	$(208)	$1,515	$25,990
Net income					215		215
Other comprehensive income						(183)	(183)
Preferred stock dividends					(96)		(96)
Stock option and restricted stock expense		2,501	8				8
Repurchase of warrant			1,238	(1,361)			(123)
Preferred stock accretion	82				(82)		—
Balance March 31, 2013	$7,448	1,810,946	$17,202	$—	$(171)	$1,332	$25,811

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012 (unaudited)
(Dollars In thousands)

	2013	2012
Cash flows from operating activities
Net income	$215	$153
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	223	221
Provision for loan losses	366	564
Gain on sale of securities	(54)	—
Gain on sale of mortgage loans	(145)	(113)
Income earned on bank owned life insurance	(34)	(35)
Losses on sale of and writedowns on foreclosed assets	61	120
Deferred income tax (benefit) expense	171	(150)
Originations of mortgage loans held-for-sale	(3,419)	(6,499)
Proceeds from sale of mortgage loans	5,123	6,267
Net amortization of discounts and premiums on securities	65	63
Changes in assets and liabilities:
Income taxes payable	212	106
Accrued income	269	228
Other assets	99	1
Accrued interest payable	(2)	(2)
Other liabilities	74	264
Net cash provided by operating activities	3,224	1,188

Cash flows from investing activities
Activity in available-for-sale securities:
Purchases	(3,965)	—
Sales	1,595	—
Maturities and repayments	1,938	2,705
Activity in held-to-maturity securities:
Maturities and repayments	222	396
Redemptions of Federal Home Loan Bank stock	117	—
Net decrease (increase) in loans	106	(2,808)
Purchases of property and equipment	(141)	(120)
Proceeds from sale of foreclosed assets	364	569
Net cash provided by investing activities	236	742

Cash flows from financing activities
Net increase in deposits	5,881	7,504
Repurchase of warrant	(123)	—
Dividends paid on preferred stock	(96)	(96)
Net cash provided by (used in) financing activities	5,662	7,408
Net increase in cash and cash equivalents	9,122	9,338
Cash and cash equivalents, beginning	17,043	21,443
Cash and cash equivalents, ending	$26,165	$30,781

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012 (unaudited)
(In thousands)

	2013	2012
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$458	$722
Taxes	$—	$—

Non-cash investing and financing activities
Foreclosed assets acquired in settlement of loans	$—	$613

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Consolidation
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

(B)	Basis of Financial Statement Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month period ended March 31, 2013, in conformity with GAAP. Actual results could differ significantly from those estimates. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements. The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). This quarterly report should be read in conjunction with the Annual Report.

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

In computing diluted net income per common share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. As of March 31, 2012 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.  As of March 31, 2013 the warrant issued to the U.S. Treasury, covering approximately 164,000 shares, was not included in the computation of diluted net income per share for the period because the Company repurchased the warrant in February of 2013.

At March 31, 2013 and 2012, all exercisable options had an exercise price greater than the average market price for the period and were not included in computing diluted earnings per share.

(F)	Reclassifications
Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

(G)	Recent Accounting Pronouncements
The following is a summary of recent authoritative pronouncements:

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the Financial Accounting Standards Board ("FASB") redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted.  These amendments did not have a material effect on the Company’s financial statements.

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

2.        INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at March 31, 2013 and December 31, 2012 follows (dollars in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$1,018	$51	$-	$1,069
FNMA or GNMA mortgage-backed securities	5,689	258	(28)	5,919
Private label mortgage-backed securities	8,333	276	(35)	8,574
Municipal securities	16,799	1,025	(116)	17,708
SBA debentures	9,539	736	-	10,275
Other domestic debt securities	500	-	-	500
Total securities available-for-sale	$41,878	$2,346	$(179)	$44,045

Held-to-maturity
Private label mortgage-backed securities	$3,719	$280	$-	$3,999
Total securities held-to-maturity	$3,719	$280	$-	$3,999

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Government-sponsored enterprise securities	$1,021	$58	$-	$1,079
FNMA or GNMA mortgage-backed securities	8,323	347	(42)	8,628
Private label mortgage-backed securities	8,868	295	(88)	9,075
Municipal securities	12,868	1,158	(6)	14,020
SBA debentures	9,891	744	-	10,635
Other domestic debt securities	500	-	-	500
Total securities available-for-sale	$41,471	$2,602	$(136)	$43,937

Held-to-maturity
Private label mortgage-backed securities	$3,928	$255	$-	$4,183
Total securities held-to-maturity	$3,928	$255	$-	$4,183

Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect in a number of different economic scenarios.  The Bank utilizes a model developed by an independent third party that estimates the portion of a loss on a security that is attributable to credit by estimating the expected cash flows of the underlying collateral using a credit and prepayment risk model that incorporate management's best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used for the underlying loans that support the Mortgage-Backed Security ("MBS") can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. The result of this analysis determines whether the Bank records an impairment loss on these securities. The Bank did not record impairment charges in the three-month period ending March 31, 2013 and 2012.

The Bank had approximately $411 thousand and $528 thousand at March 31, 2013 and December 2012, respectively, of investments in stock of the Federal Home Loan Bank ("FHLB"), which is carried at cost. The following factors have been considered in determining the carrying amount of FHLB stock; 1) the recoverability of the par value, 2) the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 3) redemptions and purchases of the stock are at the discretion of the FHLB, 4) the Company feels the FHLB has the ability to absorb economic losses given the expectation that the various FHLBs have a high degree of government support and 5) the unrealized losses related to securities owned by the FHLB are manageable given the capital levels of the organization. The Company estimated that the fair value equaled or exceeded the cost of this investment (that is, the investment was not impaired) on the basis of the redemption provisions of the issuing entity.  Investment securities with amortized costs of $3.3 million and $3.8 million at March 31, 2013 and December 2012, respectively, were pledged as collateral on public deposits or for other purposes as required or permitted by law.

2.           INVESTMENT SECURITIES, continued

Gross realized gains and losses for the three months ended March 31, 2013 and 2012 follows (dollars in thousands):

	March 31,
	2013	2012
Realized gains	$54	$—
Realized losses	-	—
	$54	$—

The following tables detail unrealized losses and related fair values in the Company’s held-to-maturity and available-for-sale investment securities portfolios at March 31, 2013 and December 31, 2012. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (dollars in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Available-for-sale

FNMA mortgage-backed securities	$2,560	$(28)	$-	$-	$2,560	$(28)
Private label mortgage-backed securities	-	-	4,016	(35)	4,016	(35)
Municipal Securities	3,710	(116)	-	-	3,710	(116)
Total temporarily impaired securities	$6,270	$(144)	$4,016	$(31)	$10,286	$(179)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale

FNMA mortgage-backed securities	$3,290	$(42)	$-	$-	$3,290	$(42)
Private label mortgage-backed securities	-	-	5,900	(88)	5,900	(88)
Municipal Securities	371	(6)	-	-	371	(6)
Total temporarily impaired securities	$3,661	$(48)	$5,900	$(88)	$9,561	$(136)

At March 31, 2013, the unrealized losses in the available-for-sale portfolio relate to three Federal National Mortgage Association (“FNMA”) mortgage-backed-securities, one Government National Mortgage Association (“GNMA”) mortgage-backed-security, three private label mortgage-backed-securities, and seven municipal securities. At December 31, 2012, the unrealized losses in the available-for-sale portfolio relate to four FNMA mortgage-backed-securities, one GNMA mortgage-backed-security, three private label mortgage-backed-securities, and one municipal security.

2.           INVESTMENT SECURITIES, continued

Maturities of mortgage-backed securities are presented based on contractual amounts. Actual maturities will vary as the underlying loans prepay. The scheduled maturities of securities at March 31, 2013 were as follows (dollars in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$1,300	$1,367	$-	$-
Due after five years through ten years	13,614	14,498	-	-
Due after ten years	26,964	28,180	3,719	3,999
	$41,878	$44,045	$3,719	$3,999

3.        Loans
The major components of loans on the balance sheet at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	December 31,
	March 31, 2013	December 31, 2012
Commercial	$33,542	$37,517
Real estate:
Real estate construction and development	34,755	38,004
Residential, one-to-four families	89,639	89,621
Residential, 5 or more families	5,209	2,085
Other commercial real estate	92,021	88,167
Agricultural	2,276	2,450
Consumer	1,915	2,025
	259,357	259,869
Deferred loan origination fees, net of costs	(42)	(22)
Allowance for loan losses	(5,367)	(5,500)
	$253,948	$254,347

Real Estate Loans. Real estate loans include construction and land development loans, one-to-four and 5 or more family loans, and commercial real estate loans.

Commercial real estate loans totaled $92.0 million and $88.2 million at March 31, 2013 and December 31, 2012, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Construction and development lending totaled $34.8 million and $38.0 million at March 31, 2013 and December 31, 2012, respectively. The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties.

Residential one-to-four family loans amounted to $89.6 million at both March 31, 2013 and December 31, 2012. The Bank’s residential mortgage loans are typically either construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas, or refinances of existing one-to-four properties or financing of newly purchased one-to-four family properties.

Commercial Loans. At March 31, 2013 and December 31, 2012, the Bank’s commercial loan portfolio totaled $33.5 million and $37.5 million, respectively. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes.

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

Loans to Individuals. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans and totaled $1.9 million and $2.0 million at March 31, 2013 and December 31, 2012, respectively. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank manages the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loans of approximately $31.5 million and $27.8 million are pledged as eligible collateral for FHLB advances at March 31, 2013 and December 31, 2012, respectively.

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

The Company, through its normal lending activity, originates and maintains loans receivable that are substantially concentrated in Guilford County, North Carolina, and adjoining countries.

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

3.           LOANS, continued

The following is a summary of credit quality indicators by class at March 31, 2013 and December 31, 2012:

As of March 31, 2013 (dollars in thousands):
	Pass (Grades 1-4)	Special Mention (Grade 5)	Substandard and lower (Grades 6-8)	Total

Commercial	$30,561	$791	$2,190	$33,542
Real estate construction and development	27,869	3,482	3,404	34,755
Residential, one-to-four families	83,523	5,023	1,093	89,639
Residential, 5 or more families	1,505	3,704	—	5,209
Other commercial real estate	75,999	9,689	6,333	92,021
Agricultural	2,276	—	—	2,276
Consumer	1,915	—	—	1,915

Total	$223,648	$22,689	$13,020	$259,357

 As of December 31, 2012 (dollars in thousands):

	Pass (Grades 1-4)	Special Mention (Grade 5)	Substandard and lower (Grades 6-8)	Total

Commercial	$34,190	$680	$2,647	$37,517
Real estate construction and development	30,036	3,774	4,194	38,004
Residential, one-to-four families	87,036	1,465	1,120	89,621
Residential, 5 or more families	1,768	317	—	2,085
Other commercial real estate	69,148	12,802	6,217	88,167
Agricultural	2,450	—	—	2,450
Consumer	2,022	3	—	2,025

Total	$226,650	$19,041	$14,178	$259,869

The following tables present the Bank’s aged analysis of past due loans (as of March 31, 2013 and December 31, 2012):

As of March 31, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$1,768	$375	$2,143	$31,399	$33,542	$—
Real estate construction and development	126	2,863	2,989	31,766	34,755	—
Residential, one-to-four families	796	1,113	1,909	87,731	89,639	183
Residential, 5 or more families	—	—	—	5,209	5,209	—
Other commercial real estate	3,976	6,333	10,309	81,712	92,021	—
Agricultural	—	—	—	2,276	2,276	—
Consumer	4	—	4	1,910	1,915	—

Total	$6,670	$10,684	$17,354	$242,003	$259,357	$183

3.           LOANS, continued

As of December 31, 2012 (dollars in thousands):
	30-89 Days Past Due	Greater than 90 Days Past Due (Nonaccrual)	Total Past Due	Current	Total loans	Past due 90 days or more and still accruing

Commercial	$1,578	$820	$2,398	$35,119	$37,517	$—
Real estate construction and development	331	3,001	3,332	34,672	38,004	—
Residential, one-to-four families	585	1,071	1,656	87,965	89,621	216
Residential, 5 or more families	—	—	—	2,085	2,085	—
Other commercial real estate	852	6,214	7,066	81,101	88,167	—
Agricultural	—	—	—	2,450	2,450	—
Consumer	14	—	14	2,011	2,025	—

Total	$3,360	$11,106	$14,466	$245,403	$259,869	$216

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

Nonaccrual loans were $10.7 million and $11.1 million at March 31, 2013 and December 31, 2012, respectively. There were loans totaling $183,000 and $216,000 past due 90 days or more and still accruing at March 31, 2013 and December 31, 2012.

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

Impaired loans for all classes of loans typically include nonaccrual loans, loans over 90 days past due and still accruing, troubled debt restructured ("TDR") loans and other potential problem loans considered impaired based on other underlying factors. TDR loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on TDR loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur and a sustained payment performance period is obtained. Due to the borrowers’ inability to make the payments required under the original loan terms, the Bank modifies the terms by granting a longer amortized repayment structure or reduced interest rates.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have concerns as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or TDR loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. Impaired loans are generally placed in nonaccrual status when they are greater than 90 days past due unless they are well secured and in process of collection.

3.           LOANS, continued

The following tables present the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2013 and December 31, 2012:

As of March 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,987	$4,047	$—	$3,079	$23
Real estate construction and development	3,091	3,274	—	3,277	47
Residential, one-to-four families	649	848	—	754	3
Other commercial real estate	5,939	6,460	—	6,214	29
Total impaired loans with no related allowance recorded	$11,666	$14,629	$—	$13,324	$102

With an allowance recorded:
Real estate construction and development	$151	$243	$14	$197	$—
Commercial	79	79	30	79	—
Other commercial real estate	731	1,217	16	981	—
Total impaired loans with allowance recorded	$961	$1,539	$60	$1,257	$—

Total
Commercial	$2,066	$4,126	$30	$3,158	$23
Real estate construction and development	3,242	3,517	14	3,474	47
Residential, one-to-four families	649	848	—	754	3
Other commercial real estate	6,670	7,677	16	7,195	29
Total impaired loans	$12,627	$16,168	$60	$14,581	$102

As of December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,745	$2,943	$—	$2,409	$92
Real estate construction and development	4,047	4,243	—	4,485	175
Residential, one-to-four families	672	871	—	1,220	14
Other commercial real estate	5,565	6,637	—	10,114	163
Total impaired loans with no related allowance recorded	$13,029	$14,694	$—	$18,228	$444

With an allowance recorded:
Commercial	$437	$1,437	$243	$952	$40
Other commercial real estate	334	820	334	1,125	—
Total impaired loans with allowance recorded	$771	$2,257	$577	$2,077	$40

Total
Commercial	$1,878	$4,380	$243	$3,361	$132
Real estate construction and development	4,047	4,243	—	4,485	175
Residential, one-to-four families	672	871	—	1,220	14
Other commercial real estate	7,203	7,457	334	11,239	163
Total impaired loans	$13,800	$16,951	$577	$20,305	$484

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

The allowance for loan losses is adjusted by direct charges to provision expense. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses. The provision for loan losses was $366 thousand for the three months ended March 31, 2013 as compared to $564 thousand for the same period in 2012. The provision expense is determined by the Bank’s allowance for loan losses model. The components of the model are specific reserves for impaired loans and a general allocation for unimpaired loans. The general allocation has two components, an estimate based on historical loss experience and an additional estimate based on internal and external environmental factors due to the uncertainty of historical loss experience in predicting current embedded losses in the portfolio that will be realized in the future.

The portion of the general allocation on environmental factors includes estimates of losses related to interest rate trends, unemployment trends, past due and nonaccrual trends, watch list trends, charge-off trends, and monitoring assessments. The market served by the Bank continues to experience softening from the general economy and declines in real estate values.

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the three months ended March 31, 2013 and 2012:

For the three months ended March 31, 2013 (dollars in thousands):

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,351	$1,361	$1,246	$86	$1,431	$3	$22	$5,500
Charge-offs	(208)	(180)	(15)	—	(100)	—	(1)	(504)
Recoveries	—	—	1	—	2	—	2	5
Provision	216	107	143	82	(181)	—	(1)	366

Ending balance	$1,359	$1,288	$1,375	$168	$1,152	$3	$22	$5,367

For the three months ended March 31, 2012 (dollars in thousands):

Allowance for Loan Losses	Commercial	Real estate Construction and Development	Residential, one-to-four families	Residential, 5 or more families	Other commercial real estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$200	$2,072	$875	$380	$892	$4	$23	$4,446
Charge-offs	—	(273)	(259)	—	(56)	—	(4)	(592)
Recoveries	—	—	—	—	—	—	1	1
Provision	(22)	4	566	16	(1)	—	1	564

Ending balance	$178	$1,803	$1,182	$396	$835	$4	$21	$4,419

The following tables summarize the allowance for loan losses and recorded investment in loans (as of March 31, 2013 and December 31, 2012):

March 31, 2013 (dollars in thousands):
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$30	$1,329	$1,359	$2,066	$31,476	$33,542
Real estate construction and development	14	1,274	1,288	3,242	31,513	34,755
Residential, one-to-four families	—	1,375	1,375	649	88,990	89,639
Residential, 5 or more families	—	168	168	—	5,209	5,209
Other commercial real estate	16	1,136	1,152	6,670	85,351	92,021
Agricultural	—	3	3	—	2,276	2,276
Consumer	—	22	22	—	1,915	1,915

Total	$60	$5,307	$5,307	$12,627	$246,730	$259,357

December 31, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Commercial	$243	$1,108	$1,351	$1,878	$35,639	$37,517
Real estate construction and development	—	1,361	1,361	4,047	33,957	38,004
Residential, one-to-four families	—	1,246	1,246	672	88,949	89,621
Residential, 5 or more families	—	86	86	—	2,085	2,085
Other commercial real estate	334	1,097	1,431	7,203	80,964	88,167
Agricultural	—	3	3	—	2,450	2,450
Consumer	—	22	22	—	2,025	2,025

Total	$577	$4,923	$5,500	$13,800	$246,069	$259,869

5.        TROUBLED DEBT RESTRUCTURINGS

The total amount of TDR loans outstanding as of March 31, 2013 was $4.1 million with no related reserves. Approximately $506 thousand TDR loans were accruing interest as of March 31, 2013, as these loans had sufficient evidence of paying according to the new restructured terms to warrant a return to accrual status. The total amount of TDR loans outstanding as of December 31, 2012 was $4.4 million with no related reserves. Approximately $543 thousand TDR loans were accruing interest as of December 31, 2012, as these loans had sufficient evidence of paying according to the new restructured terms to warrant a return to accrual status.

The following tables include the recorded investment and number of modifications for TDR restructured loans for the three months ended March 31, 2013. There were no modifications for TDR loans for the three months ended March 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to modification.

	Three months ended March 31, 2013 (dollars in thousands)
Extended payment terms:	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjustment to Reserves as a Result of the Restructuring
Residential, one-to-four families	3	262	264	—

	Three months ended March 31, 2012 (dollars in thousands)
Extended payment terms:	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjustment to Reserves as a Result of the Restructuring
Other commercial real estate	2	368	368	—

During the three months ended March 31, 2013 there were six loans with an outstanding balance of $4.1 million in default that had been previously restructured. During the three months ended March 31, 2012 there were no loans in default that had been previously restructured. Restructured loans are deemed to be in default if payments in accordance with the modified terms are not received within 90 days of the payment due date.

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

7.        STOCK OPTION AND RESTRICTED STOCK PLANS

Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to the maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company paid $39,000 and $45,000 in each of the three-month periods ended March 31, 2013 and 2012, respectively.

Employee Stock Ownership Plan

In 2010, the Company established an Employee Stock Ownership Plan (the “ESOP”) for the employees of the Bank. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all employees who work at least 1,000 hours per year, are at least 21 years of age, and have completed one year of service. During the year ended December 31, 2010, the Company accrued $900,000 to be contributed to the Plan. The Company contributed the amount accrued in 2010 to the Plan in 2011. There were no accruals or contributions in the three-month periods ended March 31, 2013 and 2012.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan, which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependent care or health care. Expenses of the plan were $112,000 and $152,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Cash Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain executive officers. Policy cash values on the balance sheet totaled $5.1 million at both March 31, 2013 and December 31, 2012.

7.        STOCK OPTION AND RESTRICTED STOCK PLANS, continued

Supplemental Executive Retirement Plan

In January of 2006, the Company adopted a supplemental executive retirement plan to provide benefits for certain members of management. Under plan provisions, aggregate fixed annual payments of $252,400 are payable for these members of management for their lifetime, beginning with their normal retirement ages of 65. The liability is calculated by discounting the anticipated future cash flows at 6%. The liability accrued for this obligation was $1.9 million and $1.8 million at March 31, 2013 and December 31, 2012, respectively. Charges to income and expense are based on changes in the cash value of insurance as well as any additional charges required to fund the liability. The Company funded the supplemental executive retirement plan through the purchase of bank-owned life insurance (“BOLI”) during 2003 and 2004 with initial investments of $1.9 million and $1.8 million, respectively. The corresponding cash surrender values of the BOLI policies totaled $5.1 million at both March 31, 2013 and December 31, 2012.

Stock Option Plans

The Company adopted both the Employee Stock Option Plan (Incentive Plan) and the Director Stock Option Plan (Nonstatutory Plan). Under each plan up to 178,937 shares could have been issued for a total of 357,874 shares. Both of these plans expired on June 29, 2010. Options granted under both plans expire no more than 10 years from date of grant. Option exercise prices under both plans were set by a committee of the Board of Directors at the date of grant, at a price not less than 100% of fair market value at the date of the grant. Options granted under either plan vest according to the terms of each particular grant.

During 2007, the Company adopted the Long-Term Stock Incentive Plan. The Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock in the form of stock options, restricted stock awards and performance unit awards. The Long-Term Incentive Plan expires on April 20, 2017.

Compensation cost charged to income for the three-month periods ended March 31, 2013 and 2012 was approximately $8 thousand and $10 thousand, respectively.

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

A summary of the status of stock options as of March 31, 2013 and 2012, and changes during the three-month periods then ended, is presented below:

	2013		2012
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	232,190	$9.68	232,190	$9.68
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(13,276)	10.61	—	—

Options outstanding, end of year	218,914	$9.68	232,190	$9.68

Information regarding the stock options outstanding at March 31, 2013 is as follows:

Range of Exercise Prices			Number Exercisable and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.50			23,500	7.42	$4.82	$—
$10.00	-	$10.39	116,481	1.42	10.00	—
$10.40	-	$11.20	78,933	1.10	10.65	—
			218,914	1.95	9.68	$—

 Information regarding the stock options outstanding and exercisable at March 31, 2013 is as follows (dollars in thousands):

Range of Exercise Prices			Number Exercisable and Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.50			18,700	7.42	$4.82	$—
$10.00	-	$10.39	116,481	1.42	10.00	—
$10.40	-	$11.20	78,933	1.10	10.65	—
			214,114	1.82	9.79	$—

No options were granted or vested in the three months ended March 31, 2013 and 2012.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

Stock Options
(Dollars in thousands)
2013	$3
2014	5
2015	3
2016	—
2017	—
Total	$11

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$26,165	$26,165	$17,043	$17,043
Securities, available-for-sale	44,045	44,045	43,937	43,937
Securities, held-to-maturity	3,719	3,999	3,928	4,183
FHLB Stock	411	411	528	528
Loans held for sale	228	228	1,787	1,787
Loans, net of allowance for loan losses	253,948	254,658	254,347	255,058
Bank owned life insurance	5,112	5,112	5,078	5,078

Financial liabilities
Deposits	312,058	319,883	306,177	313,855
Junior subordinated notes related to trust preferred securities	8,248	8,248	8,248	8,248

The estimated fair values of net loans and deposits as of the respective periods are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The carrying amounts and the fair values of the junior subordinated notes related to trust preferred securities and long-term debt are equal as the rates on the underlying obligations reprice every three months. The fair value of off-balance sheet financial instruments is considered immaterial.

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

There were no changes to the techniques used to measure fair value during the period ended March 31, 2013.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$26,165	$26,165	$26,165	$—	$—
Securities, available-for-sale	44,045	44,045	—	43,545	500
Securities, held-to-maturity	3,719	3,999	—	3,999	—
Federal Home Loan Bank stock	411	411	411	—	—
Loans held for sale	228	228	228	—	—
Loans, net of allowance for loan losses	253,948	254,658	—	—	254,658
Bank owned life insurance	5,112	5,112	—	—	5,112
Financial liabilities:
Deposits	312,058	319,883	—	319,883	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$17,043	$17,043	$17,043	$—	$—
Securities, available-for-sale	43,937	$43,937	$—	$43,437	$500
Securities, held-to-maturity	3,928	4,183	—	4,183	—
Federal Home Loan Bank stock	528	528	528	—	—
Loans held for sale	1,787	1,787	1,787	—	—
Loans, net of allowance for loan losses	254,347	255,058	—	—	255,058
Bank owned life insurance	5,078	5,078	—	—	5,078
Financial liabilities:
Deposits	306,177	313,855	—	313,855	—
Junior subordinated notes related to trust preferred securities	8,248	8,248	—	—	8,248

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Assets and liabilities recorded at fair value on a recurring basis at March 31, 2013 and December 31, 2012

March 31, 2013 (Dollars in thousands)	Total		Level 1		Level 2		Level 3
Government-sponsored enterprise securities		$1,069		$—		$1,069		$—
FNMA or GNMA mortgage-backed securities		5,919		—		5,919		—
Private label mortgage-backed securities		8,574		—		8,574		—
Municipal securities		17,708		—		17,708		—
SBA debentures		10,275		—		10,275		—
Other domestic debt securities		500		—		—		500
Investment securities available-for-sale		$44,045		$—		$43,545		$500
Total assets at fair value		$44,045		$—		$43,545		$500
Total liabilities at fair value	$		$		$		$

December 31, 2012 (Dollars in thousands)	Total		Level 1		Level 2		Level 3
Government-sponsored enterprise securities		$1,079		$—		$1,079		$—
FNMA or GNMA mortgage-backed securities		8,628		—		8,628		—
Private label mortgage-backed securities		9,075		—		9,075		—
Municipal securities		14,020		—		14,020		—
SBA debentures		10,635		—		10,635		—
Other domestic debt securities		500		—		—		500
Investment securities available-for-sale		$43,937		$—		$43,437		$500
Total assets at fair value		$43,937		$—		$43,437		$500
Total liabilites at fair value	$		$		$		$

Assets and liabilities recorded at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012

March 31, 2013 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Commercial loans	$151	$—	$—	$151
Real estate construction and development loans	79	—	—	79
Other commercial real estate loans	731	—	—	731
Impaired loans	961	—	—	961
Foreclosed assets	1,627	—	—	1,627
Total assets at fair value	$2,588	$—	$—	$2,588
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2012 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Commercial loans	$437	$—	$—	$437
Other commercial real estate loans	334	—	—	334
Impaired commercial and commercial real estate loans	771	—	—	771
Foreclosed assets	2,116	—	—	2,116
Total assets at fair value	$2,887	$—	$—	$2,887
Total liabilities at fair value	$—	$—	$—	$—

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The following table provides Quantitative Information about Level 3 Fair Value Measurements at March 31, 2013

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$961	Appraised Value	Appraisals and/or sales of comparable properties	n/a

Foreclosed assets	$1,627	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/Independent quotes/bids	n/a

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2013 as compared to the same period in 2012.

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2013	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, March 31, 2013	$500

(Dollars in thousands)	Available-for Sale Securities
Balance, January 1, 2012	$500
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in to/out of Level 3	—
Balance, March 31, 2012	$500

9.           COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2013 and December 31, 2012, pre-approved but unused lines of credit for loans totaled approximately $32.0 million and $30.0 million respectively. In addition, we had $811 thousand and $755 thousand in standby letters of credit at March 31, 2013 and December 31, 2012, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counter-party. We believe these commitments can be funded through normal operations.

10.           REPURCHASE OF WARRANT

On January 30, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 7,700 shares of the Company's fixed rate cumulative preferred stock, Series A (“Series A Preferred Stock”) and received $7.7 million in cash. Related to the preferred stock issuance, the Company also issued warrants to purchase 163,830 shares of the Company's common stock. Upon issuance of the preferred stock and warrants, $1.36 million was allocated to the warrants.  On October 31, 2012, the U.S. Department of the Treasury ("Treasury") sold all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "TARP Preferred Stock") that the Company issued to Treasury in 2009, in connection with the Company's participation in the TARP Capital Purchase Program. In February 2013, the Company purchased and cancelled all of the warrants to purchase common stock for $123,000.  The discount on the purchase of the warrants has been allocated to common equity.  As of March 31, 2013, the remaining discount on preferred stock was $252,000, which will be accreted over the next 10 months.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is a commercial bank holding company, incorporated in 2007. The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2013 and March 31, 2012

Net Income

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2013 as compared to the same period in 2012.

Condensed Consolidated Statements of Operations (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year
	March 31, 2013	Amount	%

Total interest income	$3,641	$(515)	(12.4)
Total interest expense	456	(264)	(36.7)

Net interest income	3,185	(251)	(7.3)
Provision for loan losses	366	(198)	(35.1)

Net interest income after provision for loan losses	2,819	(53)	(1.8)
Noninterest income	869	(56)	(5.5)
Noninterest expense	3,405	(206)	(5.6)

Income before income taxes	283	97	52.2
Income tax expense	68	35	106.1

Net income	215	62	40.5
Preferred stock dividend and accretion of discount	177	8	4.7

Net income available to common shareholders	$38	$54	337.5

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2013 was $3.2 million, a decrease of $251 thousand or 7.3% when compared to net interest income of $3.4 million for the three months ended March 31, 2012.

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

Interest income decreased $515 thousand or 12.4% for the three months ended March 31, 2013 compared to the same three months of 2012.  The decrease for the three months ended March 31, 2013 is primarily due to decreases on rates earned on these assets. Management attributes the decrease in the yield on our earning assets to the decline in offering rates on new loans and investment securities.

Total interest expense decreased $264 thousand or 36.7% during the three months ended March 31, 2013 compared to the same period in 2012, primarily the result of decreased market rates paid on these liabilities.

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

Our annualized net interest margin for the three months ended March 31, 2013 was 4.01% compared to 4.22% for the same period in 2012, while our net interest spread was 3.85% for the three months ended March 31, 2013 compared to 4.06% for the same period in 2012.

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

 Noninterest Income

Noninterest income decreased 5.5% for the three months ended March 31, 2013 compared to the same period in 2012.

Sources of Noninterest Income (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year
	March 31, 2013	Amount	%

Service charges on deposit accounts	$169	$66	64.1
Gain on sale of securities	54	54	nm
Gain on sale of mortgage loans	145	32	28.3
Investment and insurance commissions	52	(210)	(80.2)
Fee income from accounts receivable financing	179	15	9.1
Debit card interchange income	201	19	10.4
Income earned on bank owned life insurance	34	(1)	(2.9)
Other service charges and fees	35	(26)	(42.6)

Total noninterest income	$869	$(51)	(5.5)

Noninterest income decreased $51 thousand or 5.5% to $869 thousand for the three months ended March 31, 2013 compared to $920 thousand for the same period in 2012. The decrease in noninterest income in the three months ended March 31, 2013 is primarily due to decreases in investment and insurance commissions and other service charges and fees, offset by increases in service charges on deposit accounts, gain on sale of securities, and gain on sale of mortgage loans. Service charges on deposit accounts increased $66 thousand for the three months ended March 31, 2013 as compared to the same period in 2012. The primary reason for the increase was a conversion of consumer checking accounts to new transactional based checking accounts on September 1, 2012 that reward transactions such as debit card usage and electronic transactions such as ACH, direct deposit, and bill payment. The checking account conversion is also the primary reason for the increase in debit card interchange income from 2012 to 2013. Gain on sale of mortgage loans increased $32 thousand for the three months ended March 31, 2013 as compared to the same period in 2012. The primary reason for this increase was greater mortgage banking activity in 2013 as compared to 2012. Investment and insurance commissions decreased $210 thousand for the three months ended March 31, 2013 as compared to the same period in 2012, which was due to the spinoff of the Bank’s investment services division on July 1, 2012. Under the new arrangement the Bank receives a smaller portion of the investment commission income but incurs no costs such as salaries, benefits and other expenses. Fee income from accounts receivable financing increased $15 thousand for the three months ended March 31, 2013 as compared to the same period in 2012. The primary reason for the increase was higher receivables of existing clients and more clients in 2013 as compared to 2012. Other service charges and fees decreased $26 thousand for the three months ended March 31, 2013 as compared to the same period in 2012.

Noninterest Expense

Noninterest expense decreased 5.6% for the three months ended March 31, 2013 compared to the same period in 2012.

Sources of Noninterest Expense (Dollars in thousands)

	For the Three Months Ended	Changes from the Prior Year
	March 31, 2013	Amount	%

Salaries	$1,524	$(164)	(9.7)
Employee benefits	162	(55)	(25.3)
Occupancy expense	202	(12)	(5.6)
Equipment expense	241	31	14.8
Data and items processing	239	(37)	(13.4)
Professional and advertising	343	168	96.0
Stationary and supplies	67	(10)	(13.0)
Net cost of foreclosed assets	101	(93)	(47.9)
Telecommunications expense	85	16	23.2

FDIC assessment	74	(3)	(3.9)
Accounts receivable financing expense	49	—	—

Other expense	318	(42)	(11.7)

Total noninterest expense	$3,405	$(201)	(5.6)

Salary expense for the three months ended March 31, 2013 decreased $164 thousand as compared to the same prior year period, and employee benefits decreased $55 thousand between the same two periods of time. The decreases were primarily due to the spinoff of the Bank’s investment services division on July 1, 2012.

Occupancy expense for the three months ended March 31, 2013 decreased $12 thousand as compared to the same prior year period. The decrease was largely due to the spinoff of the Bank’s investment services division on July 1, 2012.

Equipment expense for the three months ended March 31, 2013 increased $31 thousand as compared to the same prior year period. The increase was largely due to purchases of equipment and software during 2012 that led to greater depreciation expenses during the first three months of 2013 compared to the same period in 2012.

Data and items processing expenses for the three months ended March 31, 2013 declined $37 thousand as compared the same period in 2012 due to the Bank reducing the number of software systems in the latter part of 2012 and the beginning of 2013.

Professional and advertising expenses for the three months ended March 31, 2013 increased $168 thousand over the same prior year period. The majority of the increase was due to increases in marketing and advertising expenses as well as increased legal and audit fees. Legal fees increased largely due to expenses related to the management and disposition of problem loans and assets, while audit fees increased due to increased audit coverage of the Bank’s operations.

Stationary and supplies expenses for the three months ended March 31, 2013 decreased $10 thousand over the same prior year period. The decline was caused by decreases in mailings to customers.

Net cost of foreclosed assets for the three months ended March 31, 2013 decreased $93 thousand over the same prior year period. The primary reason for the decline were lower losses, writedowns, and expenses on foreclosed assets in 2013 compared to 2012.

Telecommunications expense for the three months ended March 31, 2013 increased $16 thousand over the same prior year period. The increase was caused by an upgrade of the Bank’s telecommunication capacity in the latter part of 2012.

FDIC assessment for the three months ended March 31, 2013 was relatively unchanged from the same prior year period.

Accounts receivable financing expense for the three months ended March 31, 2013 was relatively unchanged from the same prior year period.

Other expense for the three months ended March 31, 2013 decreased $42 thousand over the same prior year period. The primary reason was a $20 thousand reduction in 2013 in debit card losses compared to the same period in 2012, as well as decreases in other expense categories as a result of the Bank’s efficiency initiative.

Income Taxes

Income tax expense for the three months ended March 31, 2013 increased $33 thousand over the same period in 2012. The primary reason was a increase in net income before income tax expense from 2012 to 2013.

Analysis of Financial Condition at March 31, 2012 and December 31, 2011

Loans Receivable

As of March 31, 2013, loans, net of allowance for loan losses, decreased to $253.9 million, down 0.2% from $254.3 million at December 31, 2012.

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

Analysis of the Allowance for Loan Losses (Dollars in thousands)

	At March 31,
	2013	2012
Allowance for loan losses at beginning of period	$5,500	$4,446
Loans charged off:
Real estate – Construction & Development	(180)	(273)
Residential 1-4 Families	(15)	(259)
Residential 5 or More Families	—	—
Other Commercial Real Estate	(100)	(56)
Commercial	(208)	—
Consumer	(1)	(4)

Total charge-offs	(504)	(592)

Recoveries:
Real estate – Construction & Development	—	—
Residential 1-4 Families	1	—
Residential 5 or More Families …	—	—
Other Commercial Real Estate ….	2	—
Commercial	—	—
Consumer	1	1

Total recoveries	5	1

Net charge-offs	(499)	(591)
Provision for loan losses	366	564

Allowance for loan losses at end of period	$5,367	$4,419

Total loans outstanding at end of period	$259,315	$256,900

Average loans outstanding	$258,505	$254,091

Ratios:
Ratio of annualized net loan charge-offs to average loans outstanding	0.78%	0.93%
Ratio of allowance for loan losses to loans outstanding at period-end	2.07%	1.72%

At March 31, 2013, our allowance for loan losses as a percentage of loans was 2.07%, down from 2.12% at December 31, 2012 and up from 1.72% at March 31, 2012. The increase in the allowance as a percentage of loans from March 31, 2012 to March 31, 2013 is primarily due to a increase in the general allowance due to increased historical charge offs. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, and past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $499 thousand in the first three months of 2013 decreased by $92 thousand when compared to the same period in 2012. Net charge-offs from real estate secured loans were $292 thousand and $588 thousand in 2013 and 2012, respectively. There were no net charge-offs from commercial loans first three months of 2012 compared to $208 thousand during the same period in 2013.

Asset quality remains a top priority for us. For the three months ended March 31, 2013, annualized net loan charge-offs were 0.78% of average loans compared to annualized net charge-offs of 0.93% for the three months ended March 31, 2012. The ratio of annualized net charge-offs to average loans decreased mainly due to lower net charge offs of real estate loans in 2013 compared to the same period in 2012, offset by an increase in net charge offs of commercial loans from 2012 to 2013. Total charge offs declined from $592 thousand to $504 thousand from the three months ended March 31, 2012 to the same period in 2013, respectively. The ratio of our allowance for loan losses to nonperforming loans increased slightly to 50.2% as of March 31, 2013 compared to 49.5% at December 31, 2012.

 Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2013, we had loans totaling $12.6 million (which includes $10.6 million in nonperforming loans) which were considered to be impaired compared to $13.8 million at December 31, 2012 (which includes $11.1 million in nonperforming loans). Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately, or a portion of our reserve is allocated to that probable loss, to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at March 31, 2013.

Analysis of Loans Considered Impaired (Dollars in thousands)

	As of March 31, 2013 (dollars in thousands):
	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	34	$9,311	$29
Restructured loans	—	—	—
Total nonperforming loans	34	$9,311	$29
Other impaired loans with allocated reserves	1	79	30
Impaired loans without allocated reserves	12	3,237	—
Total impaired loans	47	$12,627	$59

	As of December 31, 2012 (dollars in thousands):
	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in thousand)
Non-accrual loans	35	$10,099	$545
Restructured loans	1	249	—
Total nonperforming loans	36	$10,348	$545
Other impaired loans with allocated reserves	1	81	32
Impaired loans without allocated reserves	11	3,371	—
Total impaired loans	48	$13,800	$577

Investment Portfolio

Our available-for-sale investment securities totaled $44.0 million at March 31, 2013, compared to $43.9 million at December 31, 2012. The overall increase was due to purchases of $4.0, sales of $1.6 million, repayments and accretion of discount of approximately $2.0 million and a decline in the unrealized gain of $299 thousand. Our held-to-maturity investment securities totaled $3.7 million at March 31, 2013 and $3.9 million at December 31, 2012, with the decline between these two periods resulting from principal payments and accretion of a discount of approximately $209 thousand. Investable funds not otherwise utilized are temporarily invested as Federal Funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Subinvestment grade available-for-sale and held-to-maturity private label mortgage-backed securities are analyzed on a quarterly basis for impairment by utilizing an independent third party that performs an analysis of the estimated principal the Bank is expected to collect on these securities. The result of this analysis determines whether the Bank records an impairment loss on these securities. There were no impairment charges on subinvestment grade securities for the three months ended March 31, 2013 and March 31, 2012.

Deposits

Deposits increased to $312.1 million, or 1.9% as of March 31, 2013 compared to deposits of $306.2 million at December 31, 2012. The primary reason in the increase between the two periods was an increase in brokered deposits of $6.0 million.

 Borrowings

Short-term debt includes sweep accounts, advances from the FHLB having maturities of one year or less, Federal Funds purchased and repurchase agreements. The Company had no short-term debt at March 31, 2013 and December 31, 2012. At March 31, 2013, the Company had Federal Funds purchased lines of credit totaling $6.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. The Company had no outstanding balances under these lines of credit at March 31, 2013.

Long-term debt consists of advances from FHLB with maturities greater than one year. The Company had no long-term borrowings from the FHLB at March 31, 2013 and December 31, 2012.

Junior Subordinated Debentures

In 2007, the Company issued $8.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets. Junior subordinated debentures totaled $8.2 million on March 31, 2013 and December 31, 2012.

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

Liquidity

Liquidity refers to our continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of Federal Funds sold; (c) lines for the purchase of Federal Funds from other banks; (d) lines of credit established at the FHLB, less existing advances; and (e) our investment securities portfolio. Substantially all our debt securities are of investment grade quality and, if the need arises, can promptly be liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, our home equity line of credit portfolio, and selected investment securities provided us the ability to draw up to $18.8 million and $18.4 million of advances from the FHLB at March 31, 2013 and December 31, 2012, respectively. The Company had no outstanding FHLB advances at March 31, 2013 and December 31, 2012.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2013 and December 31, 2012, we owned 4,110 and 5,279 shares, respectively, of the FHLB’s $100 par value capital stock.

We also had unsecured Federal Funds lines in the aggregate amount of $6.0 million available to us at March 31, 2013 under which we can borrow funds to meet short-term liquidity needs. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of March 31, 2013, our total shareholders’ equity was $25.8 million (consisting of common shareholders’ equity of $18.4 million and preferred stock of $7.4 million) compared with total shareholders’ equity of $26.0 million as of December 31, 2012 (consisting of common shareholders’ equity of $18.6 million and preferred stock of $7.4 million).

Common shareholders’ equity decreased by approximately $261 thousand to $18.4 million at March 31, 2013 from $18.6 million at December 31, 2012. We experienced a decrease of $183 thousand in accumulated other comprehensive income associated with our available-for-sale securities portfolio, payment of dividends of $96 thousand on preferred shares, and a decrease in the warrant of $1.4 million. These decreases were offset by increases of net income of $215 thousand and an increase in common stock of $1.2 million, which was primarily associated with the with the repurchase of the warrant from the U.S. Treasury in February 2013.

The Bank is subject to minimum capital requirements. As the following table indicates, at March 31, 2013, all capital ratios place the Bank in excess of the minimum necessary to be considered “well-capitalized” under bank regulatory guidelines.

	At March 31, 2013
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

Recent Laws and Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. The Act is a significant piece of legislation that will continue to have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management will continue to evaluate the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than us. Notwithstanding this, there are many other provisions that we are subject to and will have to comply with. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, we will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2013 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to unaudited Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Oak Ridge Financial Services, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Ridge Financial Services, Inc.
(Registrant)

Date: May 15, 2013	/s/ Ronald O. Black
Ronald O. Black
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 15, 2013	/s/ Thomas W. Wayne
Thomas W. Wayne
Chief Financial Officer
(Duly Authorized Representative)